Form 10-Q
period 1996-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1996-08-13
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 1996
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     -----------------------

Commission file number                             0-21382
                       ---------------------------------------------------------

                      Capital Preferred Yield Fund-II, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   84-1184628
       -----------------------              ------------------------------------
       (State of organization)              (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                               80235
- - ----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

                        Exhibit Index appears on Page 17

                               Page 1 of 18 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1996


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

    Item 1.   Financial Statements (Unaudited)

              Balance Sheets - June 30, 1996 and December 31, 1995          3

              Statements of Operations - Three and Six months ended
              June 30, 1996 and 1995                                        4

              Statements of Cash Flows - Six months ended
              June 30, 1996 and 1995                                        5

              Notes to Financial Statements                                6-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         12-16


PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                           17

    Item 6.   Exhibits and Reports on Form 8-K                            17

              Signature                                                   18

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
                                                         1996          1995
                                                     -----------    ------------
                                     ASSETS

Cash and cash equivalents                            $ 4,242,845     $ 2,092,691
Accounts receivable, net                                 146,077         126,773
Receivable from affiliate                                      -          14,100
Equipment held for sale or re-lease                      430,844          60,000
Net investment in direct finance leases                5,323,213       5,156,688
Leased equipment, net                                 27,392,805      24,356,282
                                                     -----------     -----------
         Total assets                                $37,535,784     $31,806,534
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued liabilities             $   424,137     $   401,889
Payable to affiliates                                     24,747          25,552
Rents received in advance                                116,315         159,484
Distributions payable to partners                        341,889         343,712
Discounted lease rentals                              14,139,281      10,009,561
Financed operating lease rentals                       3,711,518               -
                                                     -----------     -----------

         Total liabilities                            18,757,887      10,940,198
                                                     -----------     -----------

PARTNERS' CAPITAL:
General partner                                                -               -
Limited Partners:
         Class A                                      18,530,967      20,601,723
         Class B                                         246,930         264,613
                                                     -----------     -----------

Total partners' capital                               18,777,897      20,866,336
                                                     -----------     -----------

Total liabilities and partners' capital              $37,535,784     $31,806,534
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                           --------------------------------        --------------------------
                                                               1996               1995                 1996           1995
                                                           ------------        ------------        ------------   -----------
REVENUE:
     Operating lease rentals                               $  2,356,429        $  3,170,289        $  4,649,123   $ 6,319,145
     Direct finance lease income                                110,167             148,391             218,520       306,882
     Equipment sales margin                                      27,254              79,864              85,916        79,864
     Interest income                                             51,863              11,912             127,824        26,090
                                                           ------------        ------------        ------------   -----------

         Total revenue                                        2,545,713           3,410,456           5,081,383     6,731,981
                                                           ------------        ------------        ------------   -----------

EXPENSES:
     Depreciation and amortization                            1,827,361           2,630,478           3,666,019     5,215,762
     Interest on discounted lease rentals                       193,147             258,333             377,178       535,389
     Interest on financed operating lease rentals                68,997                   -             156,354             -
     Management fees paid to general partner                     50,191              76,891             181,449       147,637
     Direct services from general partner                        49,280              20,879              73,439        44,938
     General and administrative                                  84,123              33,038             137,048        73,198
     Provision for losses                                       425,000             150,000             425,000       150,000
                                                           ------------        ------------        ------------   -----------

         Total expenses                                       2,698,099           3,169,619           5,016,487     6,166,924
                                                           ------------        ------------        ------------   -----------

NET INCOME (LOSS)                                          $   (152,386)       $    240,837        $     64,896   $   565,057
                                                           ============        ============        ============   ===========

NET INCOME (LOSS) ALLOCATED:
     To the general partner                                $     10,258        $     10,332        $     20,520   $    20,681
     To the Class A limited partners                           (161,013)            228,172              43,910       538,869
     To the Class B limited partner                              (1,631)              2,333                 466         5,507
                                                           ------------        ------------        ------------   -----------

                                                           $   (152,386)       $    240,837        $     64,896   $   565,057
                                                           ============        ============        ============   ===========

  Net income (loss) per weighted average
      Class A limited partner unit outstanding             $      (1.20)       $       1.69        $        .33   $      3.98
                                                           ============        ============        ============   ===========

  Weighted average Class A
       limited partner units outstanding                        134,513             135,061             134,548       135,256
                                                           ============        ============        ============   ===========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Six months ended
                                                                                    ----------------------------------
                                                                                      June 30,            June 30,
                                                                                       1996                 1995
                                                                                    ------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $  5,503,990         $   7,351,663
                                                                                    ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases from affiliate of equipment on operating leases                        (2,921,746)           (2,137,312)
     Investment in direct financing leases, acquired from affiliate                     (115,445)             (301,386)
                                                                                    ------------         -------------

Net cash used in investing activities                                                 (3,037,191)           (2,438,698)
                                                                                    ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on discounted lease rentals                                   (1,873,004)           (3,189,196)
     Principal payments on financed operating lease rentals                             (561,139)                    -
     Proceeds from discounting of lease rentals                                                -               273,727
     Proceeds from financing of operating lease rentals                                4,272,657                     -
     Distributions to partners                                                        (2,053,813)           (2,069,242)
     Redemptions of Class A limited partner units                                       (101,346)              (98,257)
                                                                                    ------------         -------------

Net cash used in financing activities                                                   (316,645)           (5,082,968)
                                                                                    ------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,150,154              (170,003)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,092,691             1,063,700
                                                                                    ------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  4,242,845         $     893,697
                                                                                    ============         =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                      $    377,178         $     535,389
     Interest paid on financed operating lease rentals                                   156,354                     -
Supplemental disclosure of noncash investing and financing activities:
         Discounted lease rentals assumed in equipment acquisitions                    6,002,723               592,862



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued



1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 1995 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-II, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, (the "1995 Form 10-K") previously filed with the Securities and Exchange Commission.

2.   Equipment Purchases
     -------------------

     During the six months ended June 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), an affiliate of the general partner and the Class B limited partner, the equipment listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees, as provided for in the Partnership Agreement.



                                          Equipment                          Cost of        Acquisition Fees     Total Equipment
             Lessee                      Description                        Equipment      and Reimbursements    Purchase Price
      ---------------------      -----------------------------              ----------     ------------------    ---------------

      Stone Container            Machine tools                              $  334,837     $           13,393     $  348,230
      General Motors             Forklifts                                      84,207                  3,368         87,575
      General Motors             Forklifts                                       3,470                    139          3,609
      Consolidated Diesel        Communication equipment                         3,240                    130          3,370
      Atlantic Steel             Manufacturing equipment                       971,059                 38,843      1,009,902
      Alliant Techsystems        Research equipment                              7,878                    315          8,193
      Consolidated Diesel        Peripheral printers                            20,260                    810         21,070
      Cerplex                    Printed circuit board                          51,582                  2,063         53,645
      Cerplex                    Printed circuit board                         477,330                 19,093        496,423
      Consolidated Diesel        Forklift                                       22,763                    911         23,674
      Consolidated Diesel        Office automation equipment                    11,100                    444         11,544
      Forum Corporation          Desktop personal computers                      2,794                    112          2,906
      Forum Corporation          Desktop personal computers                     70,487                  2,819         73,306
      Forum Corporation          Desktop personal computers                      1,511                     60          1,571
      Forum Corporation          Desktop personal computers                      3,705                    148          3,853
      Forum Corporation          Desktop personal computers                     29,861                  1,194         31,055




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                          Cost of        Acquisition Fees     Total Equipment
             Lessee                      Description                        Equipment      and Reimbursements    Purchase Price
      ---------------------      -----------------------------              ----------     ------------------    ---------------

      Forum Corporation          Desktop personal computers                 $    3,028     $              121     $    3,149
      Forum Corporation          Desktop personal computers                    101,156                  4,046        105,202
      Forum Corporation          Desktop personal computers                      3,761                    150          3,911
      Forum Corporation          Desktop personal computers                     12,378                    495         12,873
      Forum Corporation          Desktop personal computers                    158,879                  6,355        165,234
      Forum Corporation          Desktop personal computers                     35,984                  1,439         37,423
      Forum Corporation          Desktop personal computers                     14,892                    596         15,488
      Forum Corporation          Desktop personal computers                     26,473                  1,059         27,532
      Forum Corporation          Desktop personal computers                      1,640                     66          1,706
      Forum Corporation          Desktop personal computers                      1,428                     57          1,485
      Forum Corporation          Desktop personal computers                      4,366                    175          4,541
      Forum Corporation          Desktop personal computers                      1,428                     57          1,485
      Forum Corporation          Desktop personal computers                      4,448                    178          4,626
      Forum Corporation          Desktop personal computers                      8,015                    321          8,336
      Forum Corporation          Desktop personal computers                     65,174                  2,607         67,781
      Forum Corporation          Desktop personal computers                     11,607                    464         12,071
      Forum Corporation          Peripheral-printers                             1,536                     61          1,597
      Forum Corporation          Peripheral-printers                             1,536                     61          1,597
      Forum Corporation          Portable personal computers                    20,592                    824         21,416
      Forum Corporation          Portable personal computers                     6,826                    273          7,099
      Ina Bearing                Machine tools                                 443,265                 17,731        460,996
      Ina Bearing                Machine tools                                 229,351                  9,174        238,525
      Kaman Corporation          Machine tools                                 749,265                 29,971        779,236
      Kaman Corporation          Machine tools                                  66,358                  2,654         69,012
      Kaman Corporation          Machine tools                                  41,289                  1,652         42,941
      Kaman Corporation          Manufacturing equipment                        16,616                    665         17,281
      Kaman Corporation          PBX systems                                    58,729                  2,349         61,078
      Robertshaw Controls        CPU's - IBM                                   215,123                  8,605        223,728
      Robertshaw Controls        Desktop personal computers                     20,811                    832         21,643
      Robertshaw Controls        Manufacturing equipment                        40,801                  1,632         42,433
      Robertshaw Controls        Manufacturing equipment                       187,377                  7,495        194,872
      Robertshaw Controls        Manufacturing equipment                        24,031                    961         24,992
      Robertshaw Controls        Network equipment                              15,087                    603         15,690
      Robertshaw Controls        Network equipment                              51,778                  2,071         53,849
      Robertshaw Controls        Printed circuit board                          89,030                  3,561         92,591
      Robertshaw Controls        Printed circuit board                         828,001                 33,120        861,121
      Robertshaw Controls        Printing equipment                            155,844                  6,234        162,078
      Robertshaw Controls        Printing equipment                             15,142                    606         15,748
      Robertshaw Controls        Printing equipment                             46,693                  1,868         48,561
      Robertshaw Controls        Printing equipment                            138,631                  5,545        144,176




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------
                                          Equipment                          Cost of        Acquisition Fees     Total Equipment
             Lessee                      Description                        Equipment      and Reimbursements    Purchase Price
      ---------------------      -----------------------------              ----------     ------------------    ---------------

      Robertshaw Controls        Printing equipment                         $   24,605     $              984     $   25,589
      Robertshaw Controls        Printing equipment                             33,554                  1,342         34,896
      Stop & Shop                Banking equipment                              58,531                  2,341         60,872
      Stop & Shop                Desktop personal computers                     10,386                    415         10,801
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                     10,692                    428         11,120
      Stop & Shop                Desktop personal computers                      5,874                    235          6,109
      Stop & Shop                Desktop personal computers                      8,320                    333          8,653
      Stop & Shop                Desktop personal computers                      8,320                    333          8,653
      Stop & Shop                Desktop personal computers                      6,371                    255          6,626
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      6,371                    255          6,626
      Stop & Shop                Desktop personal computers                      8,320                    333          8,653
      Stop & Shop                Desktop personal computers                      6,381                    255          6,636
      Stop & Shop                Desktop personal computers                     16,997                    680         17,677
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                          Cost of        Acquisition Fees     Total Equipment
             Lessee                      Description                        Equipment      and Reimbursements    Purchase Price
      ---------------------      -----------------------------              ----------     ------------------    ---------------

      Stop & Shop                Desktop personal computers                 $    6,544     $              262     $    6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      6,544                    262          6,806
      Stop & Shop                Desktop personal computers                      3,428                    137          3,565
      Stop & Shop                Grocery furniture and fixtures                 18,706                    748         19,454
      Stop & Shop                Grocery furniture and fixtures                 33,661                  1,346         35,007
      Stop & Shop                Grocery furniture and fixtures                 66,812                  2,672         69,484
      Stop & Shop                Grocery furniture and fixtures                 19,191                    768         19,959
      Stop & Shop                Grocery furniture and fixtures                 32,691                  1,308         33,999
      Stop & Shop                Grocery furniture and fixtures                 29,607                  1,184         30,791
      Stop & Shop                Grocery furniture and fixtures                 31,909                  1,276         33,185
      Stop & Shop                Grocery furniture and fixtures                 17,985                    719         18,704
      Stop & Shop                Grocery furniture and fixtures                 15,430                    617         16,047
      Stop & Shop                Grocery furniture and fixtures                 15,430                    617         16,047
      Stop & Shop                Grocery furniture and fixtures                 36,466                  1,459         37,925
      Stop & Shop                Grocery furniture and fixtures                 25,338                  1,014         26,352
      Stop & Shop                Grocery furniture and fixtures                 29,451                  1,178         30,629
      Stop & Shop                Grocery furniture and fixtures                 32,869                  1,315         34,184
      Stop & Shop                Grocery furniture and fixtures                 25,321                  1,013         26,334
      Stop & Shop                Grocery furniture and fixtures                 14,275                    571         14,846
      Stop & Shop                Grocery furniture and fixtures                 25,321                  1,013         26,334
      Stop & Shop                Grocery furniture and fixtures                 14,625                    585         15,210
      Stop & Shop                Grocery furniture and fixtures                 14,710                    588         15,298
      Stop & Shop                Grocery furniture and fixtures                 27,347                  1,094         28,441
      Stop & Shop                Grocery furniture and fixtures                 24,031                    961         24,992
      Stop & Shop                Grocery furniture and fixtures                 26,773                  1,071         27,844
      Stop & Shop                Grocery furniture and fixtures                 32,876                  1,315         34,191
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                             171,454                  6,858        178,312
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                             338,738                 13,550        352,288
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                              10,173                    407         10,580
      Stop & Shop                Network equipment                              12,238                    490         12,728
      Stop & Shop                Network equipment                               7,918                    317          8,235
      Sybron Chemical            Furniture and fixtures                         48,532                  1,941         50,473
      Sybron Chemical            Furniture and fixtures                         14,162                    566         14,728
      Sybron Chemical            Furniture and fixtures                         14,930                    597         15,527




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                          Cost of        Acquisition Fees     Total Equipment
             Lessee                      Description                        Equipment      and Reimbursements    Purchase Price
      ---------------------      -----------------------------              ----------     ------------------    ---------------

      Sybron Chemical            Manufacturing equipment                    $  152,837     $            6,113     $  158,950
      Sybron Chemical            Manufacturing equipment                       151,453                  6,058        157,511
      Sybron Chemical            Manufacturing equipment                       371,437                 14,857        386,294
      System One #5              Banking equipment                             354,510                 14,180        368,690
                                                                            ----------     ------------------     ----------

                                                                            $8,692,226     $          347,688     $9,039,914
                                                                            ==========     ==================     ==========


      At June 30, 1996, the general partner had identified $141,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.

3.    Non-recourse Financing of Operating Lease Rentals
      -------------------------------------------------

      The Partnership may assign substantially all of its rights under certain operating leases to a purchaser and subsequently the purchaser may assign the rentals from such leases to a financial institution at fixed interest rates on a non-recourse basis. The Partnership receives the discounted value of the rentals in cash from the financial institution. As with discounted lease rentals, in the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership or the Partnership's assets. The purchaser cannot be the owner of the equipment for financial reporting purposes because the purchaser has not made a sufficient investment in the equipment and does not have significant risks of ownership. Therefore, the transaction cannot be recorded as a sale. Accordingly, cash proceeds from financings related to such transactions are recorded on the balance sheet as financed operating lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

4.    Equipment Held for Sale or Re-lease
      -----------------------------------

      Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued



5.    Bankrupt Lessees
      ----------------

      Barney's Inc., one of the Partnership's lessees, filed for protection under Chapter 11 of the bankruptcy code on January 10, 1996. The Partnership is a member of an unofficial committee of equipment lessors which negotiated an interim agreement with the debtor pursuant to which the debtor made four partial payments of postpetition rent of approximately 38% of the amount due under the lease and agreed to enter into further negotiations to extend the interim agreements. The committee then entered into negotiations with an investor interested in purchasing all of the lessors' claims which would include taking title to the equipment and accepting an assignment of all rights as lessor under each lease. In July 1996, negotiations were finalized and the Partnership received a payment of $872,700, representing $0.735 on the dollar for the Partnership's claim against Barney's. Based on this recovery a provision for losses of $245,000 was recorded for the period ended June 30, 1996.

      Norcross Footwear, one of the Partnership's lessees, filed for protection under Chapter 11 of the bankruptcy code on February 9, 1996. During second quarter 1996, the lessee rejected the lease and the equipment was sold or returned to the Partnership. The fair market value of the equipment re-leased or sold to a third party was considerably less than anticipated. Based on this information, a provision for losses of $180,000 was recorded for the period ended June 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
- - ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of operations categories and analyses of changes in those condensed categories derived from the Statements of Operations:


                                            Condensed Statements of                         Condensed Statements of
                                          Income for the three months    The effect on   Income for the six months    The effect on
                                                 ended June 30,          net income of        ended June 30,          net income of
                                          ---------------------------   changes between  -------------------------   changes between
                                            1996             1995            periods        1996          1995           periods
                                          ---------       -----------   ---------------  ---------   -------------   ---------------

Leasing margin                            $ 377,091       $ 429,869       $ (52,778)     $ 668,092     $ 874,876        $(206,784)
Equipment sales margin                       27,254          79,864         (52,610)        85,916        79,864            6,052
Interest income                              51,863          11,912          39,951        127,824        26,090          101,734
Management fees paid to general partner     (50,191)        (76,891)         26,700       (181,449)     (147,637)         (33,812)
Direct services from general partner        (49,280)        (20,879)        (28,401)       (73,439)      (44,938)         (28,501)
General and administrative                  (84,123)        (33,038)        (51,085)      (137,048)      (73,198)         (63,850)
Provision for losses                       (425,000)       (150,000)       (275,000)      (425,000)     (150,000)        (275,000)
                                          ---------       ---------       ---------      ---------     ---------        ---------

Net (loss) income                         $(152,386)      $ 240,837       $(393,223)     $  64,896     $ 565,057        $(500,161)
                                          =========       =========       =========      =========     =========        =========


The Partnership recorded a loss for the three months ended June 30, 1996 primarily due to the provision for losses of $425,000 described below. Without the provision for losses, the Partnership would have recorded income of $272,614 and $489,896 during the three and six months ended June 30, 1996, respectively.

The Partnership is in the latter stages of its reinvestment period (scheduled to end in June 1997, as defined in the Partnership Agreement). As the reinvestment period progresses, purchases of equipment under lease are decreasing, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run-off").

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
- - ---------------------


LEASING MARGIN

Leasing margin consists of the following:


                                                                 Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                           -------------------------------         --------------------------------
                                                               1996               1995                 1996               1995
                                                           ------------        -----------         ------------        ------------

Operating lease rentals                                    $ 2,356,429         $ 3,170,289         $ 4,649,123         $ 6,319,145
Direct finance lease income                                    110,167             148,391             218,520             306,882
Leasing costs and expenses                                  (1,827,361)         (2,630,478)         (3,666,019)         (5,215,762)
Interest expense on discounted lease rentals                  (193,147)           (258,333)           (377,178)           (535,389)
Interest expense on financed operating lease rentals           (68,997)                  -            (156,354)                  -
                                                           -----------         -----------         -----------         -----------

   Leasing margin                                          $   377,091         $   429,869         $   668,092         $   874,876
                                                           ===========         ===========         ===========         ===========

   Leasing margin ratio                                             15%                 13%                 14%                 13%
                                                                    ==                  ==                  ==                  ==


All components of leasing margin decreased for the three months ended June 30, 1996 compared to the corresponding period in 1995 due to portfolio runoff. Leasing margin ratio increased because the Partnership's portfolio primarily consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1990 until the early part of 1994, (ii) rates then increased through the early part of 1995 and
(iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
- - ---------------------

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:



                                                                 Three months ended                       Six months ended
                                                                       June 30,                                June 30,
                                                           -------------------------------         --------------------------------
                                                               1996               1995                 1996               1995
                                                           ------------        -----------         ------------        ------------

Equipment sales revenue                                    $   613,968         $   266,214         $   988,179         $   401,084
Cost of equipment sales                                       (586,714)           (186,350)           (902,263)           (321,220)
                                                           -----------         -----------         -----------         -----------
   Equipment sales margin                                  $    27,254         $    79,864         $    85,916         $    79,864
                                                           ===========         ===========         ===========         ===========

INTEREST INCOME

Interest income increased due to an increase in invested cash, pending the purchase of additional equipment by the Partnership with such additional cash in 1996.

EXPENSES

Management fees decreased during the three months ended June 30, 1996, compared to the corresponding period in 1995 due to portfolio runoff.

Management fees increased during the six months ended June 30, 1996, compared to the corresponding period in 1995, due to the financing of operating lease rentals that occurred during first quarter of 1996. Under generally accepted accounting principles the transaction was accounted for as a financing. However, per the Partnership Agreement, proceeds received from the transaction were defined as prepaid rents and, accordingly, management fees of $85,453 were paid on the prepaid rents.

General and administrative expenses increased primarily due to higher legal costs associated with bankrupt lessee litigation and increased storage costs for warehoused inventory.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
- - ---------------------

PROVISION FOR LOSSES, continued

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify other-than-temporary losses in value.

The provision for losses recorded during the six months ended June 30, 1996 related to the following two items:

* $245,000 to record the Partnership's loss exposure related to Barney's, Inc., a lessee that filed for Chapter 11 bankruptcy protection on January 10, 1996. In July 1996, negotiations were finalized and a settlement was received for the Partnership's claim. See Note 5 to Notes to Financial Statements for further discussion of this matter.

* $180,000 related to Norcross Footwear, a lessee that filed for Chapter 11 bankruptcy protection on February 9, 1996. The lease was rejected during second quarter 1996 and the equipment has been sold or returned to the Partnership. The fair market value of the equipment re-leased or sold to a third party was considerably less than anticipated.

The provision for losses recorded during the six months ended June 30, 1995 was related to certain lessees returning modular buildings and computers to the Partnership. The Partnership had previously expected to realized the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was considerably less than was anticipated.


Liquidity and Capital Resources
- - -------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. Government securities pending additional equipment acquisitions and distributions to the partners.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources, continued
- - -------------------------------

During the six months ended June 30, 1996, the Partnership purchased equipment under lease having a total purchase price of $9,039,914 (including $6,002,723 of discounted lease rentals). All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. At June 30, 1996, the general partner had identified $141,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.

During December 1995, the Partnership assigned certain of its rights to a group of its operating leases to an unaffiliated third-party (the "Purchaser"). Rights assigned included rental payments due under the initial leases as well as anticipated rental payments from renewals or re-leases of the equipment. Rights retained primarily included a formula-based portion of any proceeds from sales of equipment. Also, during December 1995, the Purchaser assigned the rentals to a financial institution in January 1996 and the financial institution paid the discounted value of the rentals to the Partnership. The underlying leases were originally purchased by the Partnership for $5,293,522 (including acquisition fees) and had a net book value of $3,768,228 at December 31, 1995. Financing received by the Partnership during January 1996 totaled $4,272,658. As with non-recourse debt financing of lease rentals, this transaction was also collateralized by the leased equipment and related rentals, and in the event of a lessee default the Partnership has no recourse liability for repayment of the related obligation.

During the six months ended June 30, 1996, the Partnership declared distributions to the partners of $2,051,990, ($341,889 of which was paid in July
1996). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total return on capital over a leasing partnership's life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1996 to (1) meet current operating requirements, (2) enable it to fund cash distributions to the Class A and Class B limited partners at annualized rates of 12% and 11% (substantial portions of which are expected to constitute returns of capital), respectively, on their capital contributions and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    PART II.

                                OTHER INFORMATION



Item 1.   Legal Proceedings

          The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   None.

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 By:   CAI Equipment Leasing III Corp.


Dated:   August 13, 1996         By:   /s/John E. Christensen
                                       ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director