Form 10-Q
period 1996-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1996-10-31
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended              September 30, 1996
                                     -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ---------------------

      Commission file number                          0-21382
                             ---------------------------------------------------

                      Capital Preferred Yield Fund-II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-1184628
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                               80235
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

                        Exhibit Index appears on Page 17

                               Page 1 of 18 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

    Item 1.  Financial Statements (Unaudited)

             Balance Sheets - September 30, 1996 and December 31, 1995      3

             Statements of Income - Three and Nine months ended
             September 30, 1996 and 1995                                    4

             Statements of Cash Flows - Nine months ended
             September 30, 1996 and 1995                                    5

             Notes to Financial Statements                                 6-11

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    12-16


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                             17

    Item 6.  Exhibits and Reports on Form 8-K                              17

             Signature                                                     18

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,   December 31,
                                                        1996            1995
                                                    -------------   ------------

                                     ASSETS

Cash and cash equivalents                            $ 3,413,662     $ 2,092,691
Accounts receivable, net                                 234,049         126,773
Receivable from affiliate                                      -          14,100
Equipment held for sale or re-lease                      889,486          60,000
Net investment in direct finance leases                5,147,635       5,156,688
Leased equipment, net                                 25,606,832      24,356,282
                                                     -----------     -----------
     Total assets                                    $35,291,664     $31,806,534
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities         $   302,367    $   401,889
     Payable to affiliates                                 22,269         25,552
     Rents received in advance                            106,392        159,484
     Distributions payable to partners                    341,586        343,712
     Discounted lease rentals                          13,049,334     10,009,561
     Financed operating lease rentals                   3,438,111              -
                                                      -----------    -----------

         Total liabilities                             17,260,059     10,940,198
                                                      -----------    -----------

PARTNERS' CAPITAL:
     General partner                                            -              -
     Limited Partners:
         Class A                                       17,790,889     20,601,723
         Class B                                          240,716        264,613
                                                      -----------    -----------

Total partners' capital                                18,031,605     20,866,336
                                                      -----------    -----------

Total liabilities and partners' capital               $35,291,664    $31,806,534
                                                      ===========    ===========



   The accompanying notes are an integral part of these financial statements.


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended           Nine months Ended
                                                            September 30,               September 30,
                                                         1996          1995          1996          1995
                                                      ----------    ----------    ----------    -----------
REVENUE:
     Operating lease rentals                          $2,596,100    $2,880,686    $7,245,223    $9,199,831
     Direct finance lease income                         119,973       138,527       338,493       445,409
     Equipment sales margin                              103,519        37,672       189,435       117,536
     Interest income                                      44,542        14,085       172,366        40,175
                                                      ----------    ----------    ----------    -----------

         Total revenue                                 2,864,134     3,070,970     7,945,517     9,802,951
                                                      ----------    ----------    ----------    -----------

EXPENSES:
     Depreciation and amortization                     2,030,847     2,305,507     5,696,866     7,521,269
     Interest on discounted lease rentals                260,289       229,759       637,467       765,148
     Interest on financed operating lease rentals         64,129             -       220,483             -
     Management fees paid to general partner              49,285        64,906       230,734       212,543
     Direct services from general partner                 16,958        17,617        90,397        62,555
     General and administrative                           74,443        49,489       211,491       122,687
     Provision for losses                                 75,000       360,000       500,000       510,000
                                                      ----------    ----------    ----------    -----------

         Total expenses                                2,570,951     3,027,278     7,587,438     9,194,202
                                                      ----------    ----------    ----------    -----------

NET INCOME                                            $  293,183    $   43,692    $  358,079    $  608,749
                                                      ==========    ==========    ==========    ==========

NET INCOME ALLOCATED:
     To the general partner                           $   10,254    $   10,419    $   30,774    $   31,100
     To the Class A limited partners                     280,067        32,928       323,977       571,797
     To the Class B limited partner                        2,862           345         3,328         5,852
                                                      ----------    ----------    ----------    ----------

                                                      $  293,183    $   43,692    $  358,079    $  608,749
                                                      ==========    ==========    ==========    ==========

  Net income per weighted average
      Class A limited partner unit outstanding        $     2.08    $      .24    $     2.41    $     4.23
                                                      ==========    ==========    ==========    ==========

  Weighted average Class A
       limited partner units outstanding                 134,418       135,010       134,504       135,173
                                                      ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Nine months ended
                                                                                   ------------------------------------
                                                                                   September 30,         September 30,
                                                                                       1996                  1995
                                                                                   -------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $   9,284,363         $  10,254,160
                                                                                   -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases from affiliate of equipment on operating leases                        (5,128,171)           (2,137,312)
     Investment in direct financing leases, acquired from affiliate                     (115,445)             (301,386)
                                                                                   -------------         -------------

Net cash used in investing activities                                                 (5,243,616)           (2,438,698)
                                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on discounted lease rentals                                   (2,974,374)           (4,573,877)
     Principal payments on financed operating lease rentals                             (834,547)                   -
     Proceeds from discounting of lease rentals                                           11,425               273,727
     Proceeds from financing of operating lease rentals                                4,272,657                    -
     Distributions to partners                                                        (3,079,379)           (3,101,318)
     Redemptions of Class A limited partner units                                       (115,558)             (115,076)
                                                                                   -------------         -------------

Net cash used in financing activities                                                 (2,719,776)           (7,516,544)
                                                                                   -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,320,971              (298,918)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,092,691             1,063,700
                                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   3,413,662         $   1,362,618
                                                                                   =============         =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                     $     637,467         $     765,148
     Interest paid on financed operating lease rentals                                   220,483                     -
Supplemental disclosure of noncash investing and financing activities:
         Discounted lease rentals assumed in equipment
                  acquisitions                                                         6,002,723               592,862


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

2.   Equipment Purchases
     -------------------

     During the nine months ended September 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), an affiliate of the general partner and the Class B limited partner, the equipment listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees, as provided for in the Partnership Agreement.


                                          Equipment                    Cost of          Acquisition Fees     Total Equipment
           Lessee                        Description                  Equipment        and Reimbursements    Purchase Price
      --------------------       ------------------------------     -------------      ------------------   ----------------

      Stone Container            Machine tools                      $    334,837           $ 13,393           $    348,230
      General Motors             Forklifts                                84,207              3,368                 87,575
      General Motors             Forklifts                                 3,470                139                  3,609
      Consolidated Diesel        Communication equipment                   3,240                130                  3,370
      Atlantic Steel             Manufacturing equipment                 971,059             38,843              1,009,902
      Alliant Techsystems        Research equipment                        7,878                315                  8,193
      Consolidated Diesel        Peripheral printers                      20,260                810                 21,070
      Cerplex                    Printed circuit board                    51,582              2,063                 53,645
      Cerplex                    Printed circuit board                   477,330             19,093                496,423
      Consolidated Diesel        Forklift                                 22,763                911                 23,674
      Consolidated Diesel        Office automation equipment              11,100                444                 11,544
      Forum Corporation          Desktop personal computers                2,794                112                  2,906
      Forum Corporation          Desktop personal computers               70,487              2,819                 73,306
      Forum Corporation          Desktop personal computers                1,511                 60                  1,571
      Forum Corporation          Desktop personal computers                3,705                148                  3,853
      Forum Corporation          Desktop personal computers               29,861              1,194                 31,055
      Forum Corporation          Desktop personal computers                3,028                121                  3,149




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                    Cost of          Acquisition Fees     Total Equipment
           Lessee                        Description                  Equipment        and Reimbursements    Purchase Price
      --------------------       ------------------------------     -------------      ------------------   ----------------

      Forum Corporation          Desktop personal computers         $    101,156           $   4,046          $    105,202
      Forum Corporation          Desktop personal computers                3,761                 150                 3,911
      Forum Corporation          Desktop personal computers               12,378                 495                12,873
      Forum Corporation          Desktop personal computers              158,879               6,355               165,234
      Forum Corporation          Desktop personal computers               35,984               1,439                37,423
      Forum Corporation          Desktop personal computers               14,892                 596                15,488
      Forum Corporation          Desktop personal computers               26,473               1,059                27,532
      Forum Corporation          Desktop personal computers                1,640                  66                 1,706
      Forum Corporation          Desktop personal computers                1,428                  57                 1,485
      Forum Corporation          Desktop personal computers                4,366                 175                 4,541
      Forum Corporation          Desktop personal computers                1,428                  57                 1,485
      Forum Corporation          Desktop personal computers                4,448                 178                 4,626
      Forum Corporation          Desktop personal computers                8,015                 321                 8,336
      Forum Corporation          Desktop personal computers               65,174               2,607                67,781
      Forum Corporation          Desktop personal computers               11,607                 464                12,071
      Forum Corporation          Peripheral-printers                       1,536                  61                 1,597
      Forum Corporation          Peripheral-printers                       1,536                  61                 1,597
      Forum Corporation          Portable personal computers              20,592                 824                21,416
      Forum Corporation          Portable personal computers               6,826                 273                 7,099
      Ina Bearing                Machine tools                           443,265              17,731               460,996
      Ina Bearing                Machine tools                           229,351               9,174               238,525
      Kaman Corporation          Machine tools                           749,265              29,971               779,236
      Kaman Corporation          Machine tools                            66,358               2,654                69,012
      Kaman Corporation          Machine tools                            41,289               1,652                42,941
      Kaman Corporation          Manufacturing equipment                  16,616                 665                17,281
      Kaman Corporation          PBX systems                              58,729               2,349                61,078
      Robertshaw Controls        CPU's - IBM                             215,123               8,605               223,728
      Robertshaw Controls        Desktop personal computers               20,811                 832                21,643
      Robertshaw Controls        Manufacturing equipment                  40,801               1,632                42,433
      Robertshaw Controls        Manufacturing equipment                 187,377               7,495               194,872
      Robertshaw Controls        Manufacturing equipment                  24,031                 961                24,992
      Robertshaw Controls        Network equipment                        15,087                 603                15,690
      Robertshaw Controls        Network equipment                        51,778               2,071                53,849
      Robertshaw Controls        Printed circuit board                    89,030               3,561                92,591
      Robertshaw Controls        Printed circuit board                   828,001              33,120               861,121
      Robertshaw Controls        Printing equipment                      155,844               6,234               162,078
      Robertshaw Controls        Printing equipment                       15,142                 606                15,748
      Robertshaw Controls        Printing equipment                       46,693               1,868                48,561
      Robertshaw Controls        Printing equipment                      138,631               5,545               144,176
      Robertshaw Controls        Printing equipment                       24,605                 984                25,589




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                    Cost of          Acquisition Fees     Total Equipment
           Lessee                        Description                  Equipment        and Reimbursements    Purchase Price
      --------------------       ------------------------------     -------------      ------------------   ----------------

      Robertshaw Controls        Printing equipment                 $     33,554           $   1,342          $     34,896
      Stop & Shop                Banking equipment                        58,531               2,341                60,872
      Stop & Shop                Desktop personal computers               10,386                 415                10,801
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers               10,692                 428                11,120
      Stop & Shop                Desktop personal computers                5,874                 235                 6,109
      Stop & Shop                Desktop personal computers                8,320                 333                 8,653
      Stop & Shop                Desktop personal computers                8,320                 333                 8,653
      Stop & Shop                Desktop personal computers                6,371                 255                 6,626
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                6,371                 255                 6,626
      Stop & Shop                Desktop personal computers                8,320                 333                 8,653
      Stop & Shop                Desktop personal computers                6,381                 255                 6,636
      Stop & Shop                Desktop personal computers               16,997                 680                17,677
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                    Cost of          Acquisition Fees     Total Equipment
           Lessee                        Description                  Equipment        and Reimbursements    Purchase Price
      --------------------       ------------------------------     -------------      ------------------   ----------------

      Stop & Shop                Desktop personal computers         $      6,544           $     262          $      6,806
      Stop & Shop                Desktop personal computers                6,544                 262                 6,806
      Stop & Shop                Desktop personal computers                3,428                 137                 3,565
      Stop & Shop                Grocery furniture and fixtures           18,706                 748                19,454
      Stop & Shop                Grocery furniture and fixtures           33,661               1,346                35,007
      Stop & Shop                Grocery furniture and fixtures           66,812               2,672                69,484
      Stop & Shop                Grocery furniture and fixtures           19,191                 768                19,959
      Stop & Shop                Grocery furniture and fixtures           32,691               1,308                33,999
      Stop & Shop                Grocery furniture and fixtures           29,607               1,184                30,791
      Stop & Shop                Grocery furniture and fixtures           31,909               1,276                33,185
      Stop & Shop                Grocery furniture and fixtures           17,985                 719                18,704
      Stop & Shop                Grocery furniture and fixtures           15,430                 617                16,047
      Stop & Shop                Grocery furniture and fixtures           15,430                 617                16,047
      Stop & Shop                Grocery furniture and fixtures           36,466               1,459                37,925
      Stop & Shop                Grocery furniture and fixtures           25,338               1,014                26,352
      Stop & Shop                Grocery furniture and fixtures           29,451               1,178                30,629
      Stop & Shop                Grocery furniture and fixtures           32,869               1,315                34,184
      Stop & Shop                Grocery furniture and fixtures           25,321               1,013                26,334
      Stop & Shop                Grocery furniture and fixtures           14,275                 571                14,846
      Stop & Shop                Grocery furniture and fixtures           25,321               1,013                26,334
      Stop & Shop                Grocery furniture and fixtures           14,625                 585                15,210
      Stop & Shop                Grocery furniture and fixtures           14,710                 588                15,298
      Stop & Shop                Grocery furniture and fixtures           27,347               1,094                28,441
      Stop & Shop                Grocery furniture and fixtures           24,031                 961                24,992
      Stop & Shop                Grocery furniture and fixtures           26,773               1,071                27,844
      Stop & Shop                Grocery furniture and fixtures           32,876               1,315                34,191
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                       171,454               6,858               178,312
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                       338,738              13,550               352,288
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                        10,173                 407                10,580
      Stop & Shop                Network equipment                        12,238                 490                12,728
      Stop & Shop                Network equipment                         7,918                 317                 8,235
      Sybron Chemical            Furniture and fixtures                   48,532               1,941                50,473
      Sybron Chemical            Furniture and fixtures                   14,162                 566                14,728
      Sybron Chemical            Furniture and fixtures                   14,930                 597                15,527
      Sybron Chemical            Manufacturing equipment                 152,837               6,113               158,950
      Sybron Chemical            Manufacturing equipment                 151,453               6,058               157,511
      Sybron Chemical            Manufacturing equipment                 371,437              14,857               386,294




                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


2.    Equipment Purchases, continued
      -------------------

                                          Equipment                    Cost of          Acquisition Fees     Total Equipment
           Lessee                        Description                  Equipment        and Reimbursements    Purchase Price
      --------------------       ------------------------------     -------------      ------------------   ----------------

      System One                 Banking equipment                  $    354,510           $  14,180          $    368,690
      Staples                    Office automation                       222,077               8,883               230,960
      Staples                    Office automation                        18,588                 744                19,332
      Staples                    Office automation                        35,951               1,438                37,389
      Staples                    Office automation                        88,759               3,550                92,309
      Staples                    Office automation                        51,525               2,061                53,586
      Staples                    Office automation                        82,059               3,282                85,341
      Staples                    Office automation                       171,105               6,845               177,950
      Staples                    Office automation                       105,674               4,227               109,901
      Staples                    Office automation                        43,566               1,743                45,309
      Staples                    Office automation                       123,235               4,929               128,164
      Staples                    Office automation                       103,625               4,145               107,770
      Staples                    Office automation                        98,298               3,932               102,230
      Lever Brothers             Printing equipment                        9,577                 383                 9,960
      Consolidated Diesel        Forklifts                               296,707              11,868               308,575
      Westchester County         Medical equipment                        80,050               3,202                83,252
      Mascotech                  Forklifts                                39,105               1,564                40,669
      General Motors             Forklifts                               119,382               4,775               124,157
      System One                 Network equipment                       432,280              17,291               449,571
                                                                    ------------           ---------          ------------
                                                                    $ 10,813,788           $ 432,551          $ 11,246,339
                                                                    ============           =========          ============


      At September 30, 1996, the general partner had identified approximately $1,750,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


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

      Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value under three leases with this lessee was $218,999 at September 30, 1996. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of September 30, 1996. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                  Condensed Statements of                         Condensed Statements of
                                Income for the three months    The effect on     Income for the nine months       The effect on
                                    ended September 30,        net income of        ended September 30,           net income of
                               ----------------------------   changes between   ----------------------------     changes between
                                   1996           1995            periods           1996           1995              periods
                               ------------   -------------  ----------------   --------------  ------------     ---------------
Leasing margin                 $  360,808      $  483,947      $  (123,139)      $ 1,028,900    $ 1,358,823       $ (329,923)
Equipment sales margin            103,519          37,672           65,847           189,435        117,536           71,899
Interest income                    44,542          14,085           30,457           172,366         40,175          132,191
Management fees paid to
   general partner                (49,285)        (64,906)          15,621          (230,734)      (212,543)         (18,191)
Direct services from general
    partner                       (16,958)        (17,617)             659           (90,397)       (62,555)         (27,842)
General and administrative        (74,443)        (49,489)         (24,954)         (211,491)      (122,687)         (88,804)
Provision for losses              (75,000)       (360,000)         285,000          (500,000)      (510,000)          10,000
                               ----------      ----------      -----------       -----------    -----------       ----------

Net  income                    $  293,183      $   43,692      $   249,491       $   358,079    $   608,749       $ (250,670)
                               ==========      ==========      ===========       ===========    ===========       ==========

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

LEASING MARGIN

Leasing margin consists of the following:


                                                              Three months ended                 Nine months ended
                                                                 September 30,                      September 30,
                                                       ------------------------------      ------------------------------
                                                          1996              1995               1996              1995
                                                       ------------      ------------      ------------      ------------
Operating lease rentals                                $ 2,596,100       $ 2,880,686       $ 7,245,223       $ 9,199,831
Direct finance lease income                                119,973           138,527           338,493           445,409
Leasing costs and expenses                              (2,030,847)       (2,305,507)       (5,696,866)       (7,521,269)
Interest expense on discounted lease rentals              (260,289)         (229,759)         (637,467)         (765,148)
Interest expense on financed operating lease rentals       (64,129)                -          (220,483)                -
                                                       -----------       -----------       -----------       -----------
   Leasing margin                                      $   360,808       $   483,947       $ 1,028,900       $ 1,358,823
                                                       ===========       ===========       ===========       ===========

   Leasing margin ratio                                         13%               16%               14%               14%
                                                       ===========       ===========       ===========       ===========


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
---------------------

All components of leasing margin, except interest expense, decreased for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995 due to portfolio runoff. Interest expense increased due to the increase in non-recourse financing.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                    Three months ended             Nine months ended
                                       September 30,                 September 30,
                               ----------------------------   ---------------------------
                                   1996           1995            1996           1995
                               -----------     -----------    -----------     -----------

Equipment sales revenue        $ 1,474,128     $   376,434    $ 2,462,307     $   777,518
Cost of equipment sales         (1,370,609)       (338,762)    (2,272,872)       (659,982)
                               -----------     -----------    -----------     -----------

   Equipment sales margin      $   103,519     $    37,672    $   189,435     $   117,536
                               ===========     ===========    ===========     ===========


INTEREST INCOME

Interest income increased due to an increase in invested cash pending the purchase of additional equipment by the Partnership.


EXPENSES

Management fees decreased during the three months ended September 30, 1996, compared to the corresponding period in 1995 primarily due to portfolio runoff.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
---------------------

EXPENSES, continued

Management fees increased during the nine months ended September 30, 1996, compared to the corresponding period in 1995, due to the financing of operating lease rentals that occurred during first quarter of 1996. Under generally accepted accounting principles the transaction was accounted for as a financing. However, per the Partnership Agreement, proceeds received from the transaction were defined as prepaid rents and, accordingly, management fees of $85,453 were paid on the prepaid rents.

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

The provision for losses recorded during the nine months ended September 30, 1996 related to the following three items:

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

* $75,000 related to a lessee returning an MRI system to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment returned or sold to a third party is considerably less than was anticipated.

The provision for losses recorded during the nine months ended September 30, 1995 was related to certain lessees returning modular buildings and computers to the Partnership. The Partnership had previously expected to realized the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was considerably less than was anticipated.

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, non-recourse debt, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in interest bearing accounts and short-term U.S. Government securities pending additional equipment acquisitions and distributions to the partners.

During the nine months ended September 30, 1996, the Partnership purchased equipment under lease having a total purchase price of $11,246,339 (including $6,002,723 of discounted lease rentals). All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. At September 30, 1996, the general partner had identified approximately $1,750,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1996.

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources, continued
-------------------------------

During the nine months ended September 30, 1996, the Partnership declared distributions to the partners of $3,077,253, ($341,586 of which was paid in July
1996). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total return on capital over a leasing partnership's life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a) None.

              (b) The  Partnership  did not file any  reports on Form 8-K during the quarter ended September 30, 1996.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 By:  CAI Equipment Leasing III Corp.


Dated:   October 30, 1996        By:  /s/John E. Christensen
                                      ----------------------
                                      John E. Christensen
                                      Senior Vice President,
                                      Chief Administrative Officer and Director