Form 10-K
period 1996-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1997-03-11
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[  ]      Transition  report  pursuant to  Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                         Commission file number 0-21382


                         CAPITAL PREFERRED YIELD FUND-II
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 84-1184628
      (State of organization)            (I.R.S. Employer Identification Number)

7175 W. JEFFERSON AVENUE, LAKEWOOD, COLORADO             80235
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Units of Class A
                                                                Limited  Partner
                                                                Interest
                                                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Exhibit Index Appears on Pages 42


                               Page 1 of 43 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund-II, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 19, 1991 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing III Corp., a Colorado corporation and an affiliate of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, the Class B limited partner contributed $330,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making CAII the largest single investor in the Partnership. In addition, the Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of the Class B limited partner were made simultaneously with the purchase of equipment by the Partnership.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases with creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A Limited Partners during the reinvestment period (a period that ends approximately June 30, 1997); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue- generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within one to four years of the end of the reinvestment period.

During 1996, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally less than five years). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of, but was not limited to, point of sale equipment, transportation equipment, computer equipment, above ground mining equipment and printed circuit board manufacturing equipment. See Item 13 of this report, "Certain Relationships and Related Transactions" for the listing of equipment purchased during 1996. The Partnership expects that a majority of the equipment purchased during 1997 will be similar in nature to that mentioned above.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. This non-recourse debt financing will be utilized to finance the purchase of equipment under lease, or to invest the proceeds therefrom in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

          --------

During 1996, the Partnership leased equipment to investment grade lessees in the automobile manufacturing and servicing, manufacturing, and other industries.
Since the Partnership's formation, approximately 72% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100 million (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating, as determined by another recognized credit rating service; or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership may limit its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to produce additional investment income from its re-lease or ultimate sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1993 until the early part of 1994, (ii) rates then increased through the early part of 1995 and
(iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates.

The Partnership has no employees. The officers, directors and employees of the general partner and its affiliates perform services on behalf of the Partnership. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities will enable it to continue to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. No single lessee and its affiliates accounted for more than 10% of total revenue of the Partnership during 1996.

          --------

Currently the Partnership is in its reinvestment period (as set forth in the Prospectus). The Partnership will enter its liquidation period (as set forth in the Prospectus) beginning in April 1997.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2009. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated between 1997 and 2001.


Item 2.   Properties
          ----------

Per the Partnership Agreement, the Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 "Business", of this report, which is incorporated herein by reference.


Item 3.   Legal Proceedings
          -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.


Item 5.   Market  for the  Partnership's  Common Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------


(a) The Partnership's limited partner units and general partner units are not publicly traded. There is no established public trading market for such units and none is expected to develop.

(b) As of December 31, 1996, the number of Class A limited partners was 2,375.

Item 5.   Market  for the  Partnership's  Common Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions
          -------------


          During 1996, the Partnership made twelve (12) distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                     Distributions Per
                                                   $250 Class A limited
            For the               Payment         partner unit (computed           Total
          Month Ended           Made During        on weighted average)        Distributions
          -----------           -----------       ----------------------       -------------

          December 31, 1995     January 1996           $   2.50               $   337,250
          January 31, 1996      February 1996              2.50                   335,750
          February 28, 1996     March 1996                 2.50                   335,560
          March 31, 1996        April 1996                 2.50                   335,560
          April 30, 1996        May 1996                   2.50                   335,560
          May 31, 1996          June 1996                  2.50                   335,445
          June 30, 1996         July 1996                  2.50                   335,445
          July 31, 1996         August 1996                2.50                   335,445
          August 31, 1996       September 1996             2.50                   335,345
          September 30, 1996    October 1996               2.50                   335,145
          October 31, 1996      November 1996              2.50                   335,145
          November 30, 1996     December 1996              2.50                   335,145
                                                        -------               -----------
                                                        $ 30.00               $ 4,026,795
                                                        =======               ===========


          A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

          The distribution for the month ended December 31, 1996, totaling $334,945, was paid to the Class A limited partners during January 1997. Distributions to the general partner and Class B limited partner during 1996 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

          The general partner believes that the Partnership will generate sufficient cash flow from operations during 1997 to (1) meet current operating requirements, (2) enable it to fund cash distributions to the Class A and Class B limited partners at annualized rates of 12% and 11% (substantial portions of which are expected to constitute returns of capital), respectively, on their capital contributions and
          (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 5.   Market  for the  Partnership's  Common Equity and  Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------


(c)       Distributions, continued
          -------------

          The Partnership is currently in its reinvestment period and will enter its liquidation period (as defined in the Partnership Agreement) in April 1997. During the reinvestment period, available cash will be distributed or reinvested per items (2) and (3) described in the preceding paragraph. However, during the liquidation period, reinvestment will cease and the excess cash, if any, will be distributed to the partners in accordance with the Partnership Agreement. Therefore, it is anticipated that during the liquidation period in 1997, cash distributions to the Class A limited partners will be in excess of 12% of their contributed capital. Distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.


          During 1995, the Partnership made twelve (12) distributions (a substantial portion of which constituted a return of capital) to Class A limited partners, as follows:


                                                     Distributions Per
                                                   $250 Class A limited
            For the               Payment         partner unit (computed           Total
          Month Ended           Made During        on weighted average)        Distributions
          -----------           -----------       ----------------------       -------------

          December 31, 1994     January 1995           $   2.50               $   338,725
          January 31, 1995      February 1995              2.50                   338,725
          February 28, 1995     March 1995                 2.50                   338,725
          March 31, 1995        April 1995                 2.50                   338,075
          April 30, 1995        May 1995                   2.50                   338,075
          May 31, 1995          June 1995                  2.50                   338,075
          June 30, 1995         July 1995                  2.50                   337,575
          July 31, 1995         August 1995                2.50                   337,575
          August 31, 1995       September 1995             2.50                   337,530
          September 30, 1995    October 1995               2.50                   337,330
          October 31, 1995      November 1995              2.50                   337,330
          November 30, 1995     December 1995              2.50                   337,250
                                                       --------               -----------

                                                        $ 30.00               $ 4,054,990
                                                        =======               ============

Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to 1996 through 1992. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.


                                                                                      Years Ended December 31,
                                                         ---------------------------------------------------------------------------
                                                             1996            1995            1994            1993            1992
                                                             ----            ----            ----            ----            ----

Total revenue                                            $10,870,083     $12,719,445     $11,967,912     $ 6,434,945     $   583,538
Net income                                                   231,258       1,009,230         502,147         133,229           7,617
Net income per weighted average Class A
 limited partner unit outstanding                               1.40            7.09            3.52            1.43            0.43
Total assets                                              33,516,785      31,806,534      39,962,561      34,740,737      10,793,916
Discounted lease rentals                                  15,559,029      10,009,561      15,037,678      17,287,511       4,828,090
Distributions declared to partners                         4,101,808       4,131,126       3,847,041       1,735,555         293,419
Distributions declared per weighted average
  Class A limited partner unit                                 29.95           30.00           30.08           30.08           16.72


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income.

                                                      Condensed                                   Condensed
                                                Statements of Income                         Statements of Income
                                                   for the years         The effect on          for the years          The effect on
                                                 ended December 31,      net income of        ended December 31,       net income of
                                            --------------------------      changes       --------------------------      changes
                                                1996           1995      between years       1995            1994      between years
                                            -----------    -----------   -------------    -----------    -----------   -------------

     Leasing margin                         $ 1,470,270    $ 1,815,691    $  (345,421)   $ 1,815,691    $ 1,289,127    $   526,564
     Equipment sales margin                     189,435        248,350        (58,915)       248,350         20,437        227,913
     Interest income                            201,719         65,426        136,293         65,426        161,329        (95,903)
     Management fees paid to general
       partner                                 (286,973)      (275,888)       (11,085)      (275,888)      (260,429)       (15,459)
     Direct services from general partner      (158,770)       (81,229)       (77,541)       (81,229)       (81,024)          (205)
     General and administrative expenses       (284,423)      (153,120)      (131,303)      (153,120)      (272,293)       119,173
     Provision for losses                      (900,000)      (610,000)      (290,000)      (610,000)      (355,000)      (255,000)
                                            -----------    -----------    -----------    -----------    -----------    -----------
            Net income                      $   231,258    $ 1,009,230    $  (777,972)   $ 1,009,230    $   502,147    $   507,083
                                            ===========    ===========    ===========    ===========    ===========    ===========


The Partnership is in the latter stages of its reinvestment period (scheduled to end in March 1997, as defined in the Partnership Agreement). As the reinvestment period progresses, purchases of equipment under lease are decreasing, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run-off").

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

LEASING MARGIN

Leasing margin consists of the following:


                                                                   Years Ended December 31,
                                                       ----------------------------------------------
                                                            1996             1995             1994
                                                            ----             ----             ----

Operating lease rentals                                $ 10,028,052     $ 11,843,447     $ 11,150,234
Direct finance lease income                                 450,877          562,222          635,912
Depreciation and amortization                            (7,856,952)      (9,618,860)      (9,301,693)
Interest expense on discounted lease rentals               (873,433)        (971,118)      (1,195,326)
Interest expense on financed operating lease rentals       (278,274)               -                -
                                                       ------------     ------------     ------------

   Leasing margin                                      $  1,470,270     $  1,815,691     $  1,289,127
                                                       ============     ============     ============

   Leasing margin ratio                                          14%              15%              11%
                                                       ============     ============     ============


All components of leasing margin, except interest expense, decreased due to portfolio runoff. Total interest expense increased due to the increase in non-recourse financing.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1993 until the early part of 1994, (ii) rates then increased through the early part of 1995 and
(iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates.

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                                   Years Ended December 31,
                                                       ---------------------------------------------
                                                            1996             1995             1994
                                                            ----             ----             ----

Equipment sale revenue                                 $ 2,865,442      $   993,317      $   274,126
Cost of equipment sales                                 (2,676,007)        (744,967)        (253,689)
                                                       -----------      -----------      -----------
Equipment sales margin                                 $   189,435      $   248,350      $    20,437
                                                       ===========      ===========      ===========


The Partnership is in the final year of its five-year reinvestment period. Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

INTEREST INCOME

Interest income varies due to (i) the amount of cash available for investment (pending distribution or equipment purchases) and (ii) the interest rate on such invested cash.

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

The provision for losses recorded during 1996 related to the following items:

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

* $400,000 and $75,000 related to lessees returning computer equipment and an MRI system, respectively, to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is considerably less than was anticipated.

The provision for losses recorded during 1995 related to the following items:

     * $360,000 due to a lease of mass storage computer equipment that terminated during 1995.

     * $150,000 due to lessees returning modular buildings and computer equipment to the Partnership.

     * $100,000 due to a settlement agreement reached with a lessee that filed for protection under Chapter 11 of the bankruptcy code.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------


PROVISION FOR LOSSES, continued

The provisions for losses recorded in 1994 related to estimates of "other-than-temporary" losses in value of off- lease equipment, principally to RISC workstations and computer disk drives returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through month-to-month rentals, renewals or proceeds from the sale of this equipment to the lessee. The value recovered from sale was less than initially expected.

EXPENSES

Direct services from the general partners increased in 1996 compared to 1995 primarily due to warehouse labor costs associated with off-lease equipment.

General and administrative expenses increased in 1996 compared to 1995 primarily due to (i) legal costs associated with bankrupt lessee litigation (ii) reimbursement to the CAI general partner for insurance costs related to prior years and (iii) storage costs for warehoused off-lease equipment.

General and administrative expenses decreased in 1995 compared to 1994, due to higher third-party professional fees incurred for remarketing the Partnership's equipment in 1994.


Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distributions to the partners.

During 1996, 1995 and 1994, the Partnership acquired equipment subject to leases
with  a  total  equipment   purchase  price  of   $14,304,831,   $3,031,560  and
$16,595,752, respectively.

During December 1995, the Partnership assigned certain of its rights to a group of its operating leases to an unaffiliated third-party (the "Purchaser"). Rights assigned included rental payments due under the initial leases as well as anticipated rental payments from renewals or re-leases of the equipment. Rights retained primarily included a formula-based portion of any proceeds from sales of equipment. During January 1996, the Purchaser assigned the rentals to a financial institution and the financial institution paid the discounted value of the rentals to the Partnership. The underlying leases were originally purchased by the Partnership for $5,293,523 (including acquisition fees) and had a net book value of $3,768,228 at December 31, 1995. Financing received by the Partnership during January 1996 totaled $4,272,657. As with non-recourse debt financing of lease rentals, this transaction was also collateralized by the leased equipment and related rentals, and in the event of a lessee default the Partnership has no recourse liability for repayment of the related obligation.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------


During 1996, 1995 and 1994, the Partnership declared distributions to the partners of $4,101,808, $4,131,126 and $3,847,041, respectively. A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during 1996 to (1) meet current operating requirements, (2) enable it to fund cash distributions to the Class A and Class B limited partners at annualized rates of 12% and 11% (substantial portions of which are expected to constitute returns of capital), respectively, on their capital contributions and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

The Partnership is currently in its reinvestment period and will enter its liquidation period (as defined in the Partnership Agreement) in April 1997. During the reinvestment period, available cash will be distributed or reinvested per items (2) and (3) described in the preceding paragraph. However, during the liquidation period, reinvestment will cease and the excess cash, if any, will be distributed to the partners in accordance with the Partnership Agreement. Therefore, it is anticipated that during the liquidation period in 1997, cash distributions to the Class A limited partners will be in excess of 12% of their contributed capital. Distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
          Financial Statements
          --------------------

               Independent Auditors' Report                                 13

               Balance Sheets at December 31, 1996 and 1995                 14

               Statements of Income for the years ended
                  December 31, 1996, 1995 and 1994                          15

               Statements of Partners' Capital for the years ended
                 December 31, 1996, 1995 and 1994                           16

               Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                          17-18

               Notes to Financial Statements                               19-31


          Financial Statement Schedule
          ----------------------------

               Independent Auditors' Report                                 32

               Schedule II - Valuation and Qualifying Accounts              33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                /s/KPMG Peat Marwick LLP
                                                --------------------------
                                                KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                            December 31,
                                                                                    -------------------------
                                                                                        1996          1995
                                                                                        ----          ----

Cash and cash equivalents                                                           $ 1,768,824   $ 2,092,691
Accounts receivable, net of allowance for doubtful accounts
  of $25,000 in 1996 and 1995                                                           149,316       140,873
Equipment held for sale or re-lease                                                     448,552        60,000
Net investment in direct finance leases                                               4,978,823     5,156,688
Leased equipment, net                                                                26,171,270    24,356,282
                                                                                    -----------   -----------

         Total assets                                                               $33,516,785   $31,806,534
                                                                                    ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                                       $   611,147   $   401,889
     Payable to affiliates                                                               26,033        25,552
     Rents received in advance                                                          110,946       159,484
     Distributions payable to partners                                                  341,384       343,712
     Discounted lease rentals                                                        12,397,890    10,009,561
     Financed operating lease rentals                                                 3,161,139             -
                                                                                    -----------   -----------

         Total liabilities                                                           16,648,539    10,940,198
                                                                                    -----------   -----------

Partners' capital:
     General partner                                                                          -             -
     Limited partners:
         Class A
           260,000 units authorized; 134,978 and 134,900 units issued
             and outstanding in 1996 and 1995, respectively                          16,637,978    20,601,723
         Class B                                                                        230,268       264,613
                                                                                    -----------   -----------
         Total partners' capital                                                     16,868,246    20,866,336
                                                                                    -----------   -----------

         Total liabilities and partners' capital                                    $33,516,785   $31,806,534
                                                                                    ===========   ===========




                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME


                                                             Years ended December 31,
                                                    ---------------------------------------
                                                        1996          1995          1994
                                                        ----          ----          ----

Revenue:
     Operating lease rentals                        $10,028,052   $11,843,447   $11,150,234
     Direct finance lease income                        450,877       562,222       635,912
     Equipment sales margin                             189,435       248,350        20,437
     Interest income                                    201,719        65,426       161,329
                                                    -----------   -----------   -----------

         Total revenue                               10,870,083    12,719,445    11,967,912
                                                    -----------   -----------   -----------

Expenses:
     Depreciation and amortization                    7,856,952     9,618,860     9,301,693
     Interest on discounted lease rentals               873,433       971,118     1,195,326
     Interest on financed operating lease rentals       278,274             -             -
     Management fees paid to general partner            286,973       275,888       260,429
     Direct services from general partner               158,770        81,229        81,024
     General and administrative                         284,423       153,120       272,293
     Provision for losses                               900,000       610,000       355,000
                                                    -----------   -----------   -----------

         Total expenses                              10,638,825    11,710,215    11,465,765
                                                    -----------   -----------   -----------

Net income                                          $   231,258   $ 1,009,230   $   502,147
                                                    ===========   ===========   ===========

Net income allocated:
     To the general partner                         $    41,018   $    41,312   $    55,751
     To the Class A limited partners                    188,286       958,122       441,846
     To the Class B limited partner                       1,954         9,796         4,550
                                                    -----------   -----------   -----------

                                                    $   231,258   $ 1,009,230   $   502,147
                                                    ===========   ===========   ===========

Net income per weighted average Class
     A limited partner unit outstanding             $      1.40   $      7.09   $      3.52
                                                    ===========   ===========   ===========

Weighted average Class A limited partner
     units outstanding                                  134,388       135,108       125,582
                                                    ===========   ===========   ===========




                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1996, 1995 and 1994


                                                                       Class A
                                                                       Limited         Class A           Class B
                                                     General           Partner         Limited           Limited
                                                     Partner            Units          Partners          Partner           Total
                                                 --------------     ------------     ------------     ------------     ------------

Partners' capital at January 1, 1994               $          -           86,871     $ 16,701,552     $    197,957     $ 16,899,509

Capital contributions                                         -           48,863       12,215,750          120,000       12,335,750
Commissions and offering costs on
  sale of Class A limited partner units                 (17,278)               -       (1,710,541)               -       (1,727,819)
Redemptions                                                   -             (244)         (54,808)               -          (54,808)
Net income                                               55,751                -          441,846            4,550          502,147
Distributions declared to partners                      (38,473)               -       (3,777,178)         (31,390)      (3,847,041)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital at December 31, 1994                        -          135,490       23,816,621          291,117       24,107,738

Redemptions                                                   -             (590)        (119,506)               -         (119,506)
Net income                                               41,312                -          958,122            9,796        1,009,230
Distributions declared to partners                      (41,312)               -       (4,053,515)         (36,299)      (4,131,126)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital at December 31, 1995                        -          134,900       20,601,722          264,614       20,866,336

Redemptions                                                   -             (922)        (127,540)               -         (127,540)
Net income                                               41,018                -          188,286            1,954          231,258
Distributions declared to partners                      (41,018)               -       (4,024,490)         (36,300)      (4,101,808)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital, December 31, 1996               $          -          133,978     $ 16,637,978     $    230,268     $ 16,868,246
                                                   ============     ============     ============     ============     ============












                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                            STATEMENTS OF CASH FLOWS


                                                                                               Years ended December 31,
                                                                                 --------------------------------------------------
                                                                                      1996              1995                1994
                                                                                      ----              ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $    231,258       $  1,009,230       $    502,147
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                              7,856,952          9,618,860          9,303,589
         Provision for losses                                                         900,000            610,000            355,000
         Cost of equipment sales                                                    2,676,007            740,547            253,689
         Recovery of investment in direct finance leases                              948,323          1,254,448          1,122,261
         Other                                                                              -             13,200                  -
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                                 (20,568)           (20,105)           126,528
           Increase (decrease) in payable to affiliates                                   481             (2,907)           (49,933)
           Increase in accounts payable and accrued
             liabilities                                                              209,258             94,479            172,276
           Increase (decrease) in rents received in advance                           (48,538)            23,410             31,407
                                                                                 ------------       ------------       ------------
     Net cash provided by operating activities                                     12,753,174         13,341,162         11,816,964
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases from affiliate of equipment on operating leases                     (7,887,705)        (2,137,312)       (13,118,356)
     Investment in direct finance leases, acquired from affiliate                    (115,445)          (301,386)          (924,950)
                                                                                 ------------       ------------       ------------
     Net cash used in investing activities                                         (8,003,150)        (2,438,698)       (14,043,306)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital contributions                                                    -                  -         12,335,750
     Principal payments on discounted lease rentals                                (4,014,778)        (5,895,078)        (5,974,035)
     Principal payments on financed operating lease rentals                        (1,111,518)                 -                  -
     Proceeds from discounting of lease rentals                                        11,425            273,727          1,171,756
     Proceeds from financing of operating lease receivables                         4,272,657                  -                  -
     Commissions paid to affiliate in connection with
       the sale of Class A limited partner units                                            -                  -         (1,221,575)
     Organization and offering expenses paid to the
       general partner in connection with the sale of
       Class A limited partner units                                                        -                  -           (525,935)
     Distributions to partners                                                     (4,104,137)        (4,132,616)        (3,717,674)
     Redemptions of Class A limited partner units                                    (127,540)          (119,506)           (54,808)
                                                                                 ------------       ------------       ------------
         Net cash provided by (used in) financing activities                       (5,073,891)        (9,873,473)         2,013,479
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (323,867)         1,028,991           (212,863)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,092,691          1,063,700          1,276,563
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  1,768,824       $  2,092,691       $  1,063,700
                                                                                 ============       ============       ============

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                               Years ended December 31,
                                                                                 --------------------------------------------------
                                                                                      1996              1995                1994
                                                                                      ----              ----                ----


Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                   $    873,433       $    971,118       $  1,195,326
     Interest paid on financed lease rentals                                          278,274                  -                  -

Supplemental disclosure of noncash investing and financing activities:
     Discounted lease rentals assumed in equipment
      acquisitions                                                                  6,403,107            592,862          2,552,446






























                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

  1.  Organization and Summary of Significant Accounting Policies
      -----------------------------------------------------------

      Organization

         Capital Preferred Yield Fund-II, L.P. (the "Partnership"), was organized on November 19, 1991 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited
         Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2009 unless terminated earlier in accordance with the terms of the Partnership Agreement. All Partnership equipment is expected to be sold and the Partnership liquidated prior to 2009. The general partner of the Partnership is CAI Equipment Leasing III Corp., a wholly owned subsidiary of Capital Associates, Inc. ("CAI").

         The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on June 12, 1992, and from the date of commencement of operations through April 15, 1994, sold 135,774 Class A limited partner units to 1,796 investors at a price of $250 per Class A limited partner unit.

         Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. The Class B limited partner has contributed $330,000 to the Partnership. The Class B limited partner has no remaining obligation to contribute cash to the Partnership.

      Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

      Partnership Cash Distributions and Allocations of Profit and Loss

         Cash Distributions
         ------------------

         During  the   Reinvestment   Period  (as  defined  in  the  Partnership
         Agreement), available cash is distributed to the partners as follows:

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued
      -----------------------------------------------------------

      Partnership Cash Distributions and Allocations of Profit and Loss, continued

         Cash Distributions, continued
         ------------------

              First, 1.0% to the general partner and 99.0% to the Class A limited partners until the Class A limited partners receive annual, non-compounded cumulative distributions equal to 12% of their contributed capital.

              Second, 1.0% to the general partner and 99.0% to the Class B limited partner until the Class B limited partner receives annual non-compounded cumulative distributions equal to 11% of its contributed capital.

              Third,  any  remaining   available  cash  will  be  reinvested  or
              distributed to the partners as specified in the Partnership Agreement.

         After  the   Reinvestment   Period  (as  defined  in  the   Partnership
         Agreement), available cash will be distributed to the partners as follows:

              First, in accordance with the first and second allocations during the Reinvestment Period as described above.

              Second, 99.0% to the Class A limited partners and 1.0% to the general partner, until the Class A limited partners achieve Payout (as defined in the Partnership Agreement).

              Third, 99.0% to the Class B limited partner and 1.0% to the general partner, until the Class B limited partner achieves Payout (as defined in the Partnership Agreement).

              Fourth, 99.0% to the Class A and Class B limited partners (as a class) and 1.0% to the general partner, until the Class A and Class B limited partners receive cash distributions equal to 170% of their capital contributions.

         Thereafter, 90% to the Class A and Class B limited partners (as a class) and 10% to the general partner.

         Profits and Losses
         ------------------

         There  are  several  special   allocations  that  precede  the  general
         allocations of profits and losses to the partners. The most significant special allocations are as follows:

              First, commissions and expenses paid in connection with the sale of Class A limited partner units are allocated 1.0% to the general partner and 99.0% to the Class A limited partners.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued
      -----------------------------------------------------------

         Profits and Losses, continued
         ------------------

              Second, depreciation relating to Partnership equipment and any losses resulting from the sale of equipment are generally allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively) until the cumulative amount of such depreciation and such losses allocated to each limited partner equals such limited partner's contributed capital reduced by commissions and other expenses paid in connection with the sale of Class A limited partner units allocated to such partner. Thereafter, gain on sale of equipment, if any, will be allocated to the general partner in an amount equal to the sum of depreciation and loss on sale of equipment previously allocated to the general partner.

              Third, notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, items of income and gain for the current year (or period) shall be allocated, as quickly as possible, to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of the immediately preceding year, in order to restore the balance in the general partner's capital account to zero.

         After giving effect to special allocations, profits (as defined in the Partnership Agreement) are first allocated in proportion to, and to the extent of, any previous losses, in reverse chronological order and priority. Any remaining profits are allocated in the same order and priority as cash distributions.

         After giving effect to special allocations, losses (as defined in the Partnership Agreement) are allocated in proportion to, and to the extent of, any previous profits, in reverse chronological order and priority. Any remaining losses are allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively).

      Financial Reporting
      -------------------

         For  financial  reporting  purposes,  net  income is  allocated  to the
         partners  in  a  manner   consistent   with  the   allocation  of  cash
         distributions.

      Reclassifications

         Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued
      -----------------------------------------------------------

      Recently Issued Financial Accounting Standards

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

      Lease Accounting

         Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

      The Partnership's accounting methods and their financial reporting effects are described below.

      Net Investment in Direct Financing Leases ("DFLs")

         The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued
      -----------------------------------------------------------

      Net Investment in Direct Financing Leases ("DFLs"), continued

         the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

      Equipment on Operating Leases ("OLs")

         The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

      Nonrecourse Discounting of Rentals

         The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institu tions, leasing revenue and interest expense are recorded.

      Non-recourse Financing of Operating Lease Rentals

         The Partnership may assign substantially all of its rights under certain operating leases to a purchaser and subsequently the purchaser may assign the rentals from such leases to a financial institution at fixed interest rates on a non-recourse basis. The Partnership receives the discounted value of the rentals in cash from the financial institution. As with discounted lease rentals discussed above, in the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued

      Non-recourse Financing of Operating Lease Rentals, continued

         recourse against the Partnership or the Partnership's assets. The purchaser cannot be the owner of the equipment for financial reporting purposes because the purchaser has not made a sufficient investment in the equipment and does not have significant risks of ownership. Therefore, the transaction cannot be recorded as a sale. Accordingly, cash proceeds from financings related to such transactions are recorded on the balance sheet as financed operating lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

      Allowance for Losses

         An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

      Transactions Subsequent to Initial Lease Termination

         After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Financing Leases" and "Equipment on Operating Leases" above.

      Income Taxes

         No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax returns of the individual partners.

      Cash Equivalents

         The Partnership  considers  short-term,  highly liquid investments that
         are  readily   convertible   to  known  amounts  of  cash  to  be  cash
         equivalents.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  1.  Organization and Summary of Significant Accounting Policies, continued
      -----------------------------------------------------------

      Cash Equivalents, continued

         Cash equivalents of $1,718,000 and $2,054,000 at December 31, 1996 and 1995, respectively, are comprised of an investment in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.


      Equipment Held for Sale or Re-lease

         Equipment held for sale or re-lease, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.


      Net Income Per Class A Limited Partner Unit

         Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.


  2.  Net Investment in Direct Finance Leases
      ---------------------------------------

      The components of the net investment in direct finance leases as of December 31, 1996 and 1995 were:

                                                   1996           1995
                                                   ----           ----

      Minimum lease payments receivable        $ 4,989,455    $ 5,508,541
      Estimated residual values                  1,091,813      1,014,466
      Less unearned income                      (1,102,445)    (1,366,319)
                                               -----------    -----------

                                               $ 4,978,823    $ 5,156,688
                                               ===========    ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  3.  Leased Equipment
      ----------------

      The Partnership's investments in equipment on operating leases by major classes as of December 31, 1996 and 1995 were:
                                                     1996            1995
                                                     ----            ----

      Transportation and industrial equipment   $ 26,364,473    $ 19,927,731
      Computers and peripherals                   11,145,021      14,999,856
      Office furniture and equipment               3,784,347       4,628,787
      Other                                        2,269,502       2,007,266
                                                ------------    ------------
                                                  43,563,343      41,563,640
      Less:
         Accumulated depreciation                (17,136,117)    (16,915,870)
         Allowance for losses                       (255,956)       (291,488)
                                                ------------    ------------

                                                $ 26,171,270    $ 24,356,282
                                                ============    ============

      Depreciation  expense for 1996, 1995 and 1994 was  $7,856,952,  $9,618,860 and $9,301,693, respectively.


  4.  Future Minimum Lease Payments
      -----------------------------

      Future minimum lease payments receivable from noncancelable leases at December 31, 1996 are as follows:

            Year Ending December 31                 DFLs                 OLs
            -----------------------                 ----                 ---

                    1997                        $ 1,493,052        $   8,787,931
                    1998                          1,283,458            5,832,826
                    1999                          1,042,885            3,656,682
                    2000                            753,213            1,475,368
                    2001                            416,847              407,542
                    Thereafter                           -                20,064
                                                -----------        -------------

                            Total               $ 4,989,455        $ 20,180,413
                                                ===========        ============

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  5.  Discounted Lease Rentals
      ------------------------

      Discounted lease rentals outstanding at December 31, 1996 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such nonrecourse obligations are as follows:

         Year Ending December 31
         -----------------------

                  1997                                      $   4,820,742
                  1998                                          3,359,012
                  1999                                          2,206,268
                  2000                                          1,438,741
                  2001                                            573,127
                                                            -------------

                           Total                            $  12,397,890
                                                            =============

  6.  Financed Operating Lease Rentals
      --------------------------------

      Financed operating lease rentals outstanding at December 31, 1996 bear interest at 8.25%. Aggregate maturities of such non-recourse financings are as follows:

      Year Ending December 31,

                  1997                                      $ 1,742,544
                  1998                                          493,423
                  1999                                          792,475
                  2000                                          114,893
                  2001                                            5,211
                  Thereafter                                     12,593
                                                            -----------
                  Total                                     $ 3,161,139
                                                            ===========

  7.  Transactions With the General Partner and Affiliates
      ----------------------------------------------------

      Sales Commissions and Offering Costs
      ------------------------------------

      Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, of which up to 9% is paid to participating broker-dealers. Under the terms of the Partnership Agreement, the Partnership ceased offering Class A limited partner units for sale in 1994. During 1994, CAI Securities Corporation earned commissions and fees in the amount of $1,221,575 including $1,057,443 of which was paid to participating broker-dealers.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  7.  Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------

      Sales Commissions and Offering Costs, continued
      ------------------------------------

      As provided in the Partnership Agreement, the general partner received $488,630 as reimbursement for expenses incurred during 1994, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $17,615 as reimbursement for due diligence expenses incurred during 1994.

      Capital Contributions
      ---------------------

      Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $120,000 during 1994.

      Origination Fee and Evaluation Fee
      ----------------------------------

      The general partner receives a fee equal to 4% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 2% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and another 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled $550,185, $116,599 and $615,770 in 1996, 1995 and
      1994, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases.

      Management Fees
      ---------------

      The general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. Management fees totaled $286,973, $275,888 and $260,429 for 1996, 1995 and 1994, respectively.

      Direct Services
      ---------------

      The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $158,770, $81,229 and $81,024 for 1996, 1995 and 1994, respectively.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  7.  Transactions With the General Partner and Affiliates, continued
      ----------------------------------------------------


      Equipment Purchases
      -------------------

      The Partnership purchased equipment from CAII with a total purchase price of $14,304,831, $3,031,560 and $16,595,752 (including $6,403,107, $592,862 and $2,552,446 of discounted lease rentals) during 1996, 1995 and 1994, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.


      Payable to Affiliates
      ---------------------

      Payable to affiliates consists of management fees, direct services and expenses payable to the general partner and its affiliates.


  8.  Tax Information, (unaudited)
      ---------------

      The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:



                                                                      1996           1995           1994
                                                                      ----           ----           ----

      Net income per financial statements                         $   231,258    $ 1,009,230    $   502,147
      Differences due to:
        Direct finance leases                                         877,055      1,260,841      1,122,263
        Depreciation                                               (2,053,702)    (1,533,457)    (3,667,369)
        Provision for losses                                          900,000        610,000        355,000
        Gain/loss on sale of assets                                  (385,166)    (1,123,258)        45,471
        Other                                                       1,073,866         63,067        (70,935)
                                                                  -----------    -----------    -----------

      Partnership income (loss) for federal income tax purposes   $   643,311    $   286,423    $(1,713,423)
                                                                  ===========    ===========    ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  8.  Tax Information, (unaudited), continued
      ---------------

      The  following   reconciles  partners'  capital  for  financial  reporting
      purposes to partners' capital for federal income tax purposes for the years ended December 31,:


                                                               1996            1995            1994
                                                               ----            ----            ----

      Partners' capital per financial statements          $ 16,868,246    $ 20,866,336    $ 24,107,738
      Differences due to:
        Commissions and offering costs                       4,868,944       4,868,944       4,868,944
        Direct finance leases                                3,833,666       2,956,611       1,695,770
        Depreciation                                       (10,477,433)     (8,423,731)     (6,890,274)
        Provision for losses                                   900,000         610,000         355,000
        Gain/loss on sale of assets                           (385,166)     (1,123,258)         45,471
        Other                                                1,190,636         606,406         142,867
                                                          ------------    ------------    ------------

      Partners' capital for federal income tax purposes   $ 16,798,893    $ 20,361,308    $ 24,325,516
                                                          ============    ============    ============



  9.  Concentration of Credit Risk
      ----------------------------

      Approximately 72% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with net worth in excess of $100 million (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating as determined by another recognized credit rating service, or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

      The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.


 10.  Bankrupt Lessees
      ----------------

      Barney's Inc., one of the Partnership's lessees, filed for protection under Chapter 11 of the bankruptcy code on January 10, 1996. The Partnership is a member of an unofficial committee of equipment lessors which negotiated an interim agreement with the debtor pursuant to which the debtor made four partial payments of postpetition rent of approximately 38% of the amount due under the lease and agreed to enter into further

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 10.  Bankrupt Lessees, continued
      ----------------

      negotiations to extend the interim agreements. The committee then entered into negotiations with an investor interested in purchasing all of the lessors' claims which would include taking title to the equipment and accepting an assignment of all rights as lessor under each lease. In July 1996, negotiations were finalized and the Partnership received a payment of $872,700, representing $0.735 on the dollar for the Partnership's claim against Barney's. Based on this recovery a provision for losses of $245,000 was recorded for the period ended June 30, 1996.

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

      Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value with this lessee was $221,845 at December 31, 1996. Potential outcomes are (i) the lessee affirms its leases and the Partnership collects all rents due under the leases or (ii) the lessee rejects the leases and returns the underlying equipment to the Partnership. If the leases are rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the leases, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of December 31, 1996. Regardless of the lessee's decision to accept or reject the leases, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

11.   Disclosures about Fair Value of Financial Instruments
      -----------------------------------------------------

      Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

      As of December 31, 1996, discounted lease rentals and financed operating lease rentals of $12,397,890 and $3,161,139, respectively, had fair values of $11,797,818 and $2,913,249. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

Under date of January 31, 1997, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/KPMG Peat Marwick LLP
                                                --------------------------
                                                KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                     SCHEDULE II - VALUATION AND QUALIFYING
                    ACCOUNTS for the years ended December 31,
                               1996, 1995 and 1994


COLUMN A                                         COLUMN B                 COLUMN C              COLUMN D      COLUMN E
--------                                         ----------     ---------------------------  --------------  -----------
                                                 Additions
                                                 Balance at     Additions     (Deductions)                     Balance
                                                 beginning      charged to     charged to                      at end
Classification                                   of period       expenses    other accounts  Deductions (1)   of period
--------------                                   ----------     ----------   --------------  --------------  -----------

         1996
---------------------

Allowance for losses:
  Accounts receivable                            $  25,000     $       -      $              $       -       $  25,000
  Equipment on operating leases                    291,488       900,000              -       (935,532)        255,956
                                                ----------     ---------      ---------      ---------       ---------

                                                 $ 316,488     $ 900,000      $       -      $(935,532)      $ 280,956
                                                 =========     =========      =========      =========       =========


         1995
---------------------

Allowance for losses:
  Accounts receivable                            $  25,000     $       -      $       -      $       -       $  25,000
  Equipment on operating leases                    380,537       610,000              -       (699,049)        291,488
                                                 ---------     ---------      ---------      ---------       ---------

                                                 $ 405,537     $ 610,000      $       -      $(699,049)      $ 316,488
                                                 =========     =========      =========      =========       =========


          1994
---------------------

Allowance for losses:
  Accounts receivable                            $  50,537     $       -      $ (25,537)     $       -       $  25,000
 Equipment on operating leases                          -        355,000         25,537              -         380,537
                                                 ---------     ---------      ---------      ---------       ---------

                                                 $  50,537     $ 355,000      $       -      $       -       $ 405,537
                                                 =========     =========      =========      =========       =========










1)   Principally charge-offs of assets against the established allowances.



                  See accompanying independent auditors' report

Item 9.   Disagreements on Accounting and Financial Disclosures
          -----------------------------------------------------

None


Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing III Corporation

             Name                                 Positions Held
             ----                                 --------------

    John F. Olmstead            President and Director

    Dennis J. Lacey             Senior Vice President and Director

    John E. Christensen         Senior  Vice  President, Principal Financial and
                                Chief Administrative Officer and Director

    Anthony M. DiPaolo          Senior Vice  President,  Assistant Secretary and
                                Director

    Daniel J. Waller            Vice President and Director

    Richard H. Abernethy        Vice President and Director

    John A. Reed                Vice President, Assistant Secretary and Director

    Robert A. Golden            Vice President and Director

    David J. Anderson           Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 52, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

          ---------------------------------------------------

DENNIS J. LACEY, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

JOHN E. CHRISTENSEN, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

DANIEL J. WALLER, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

          ---------------------------------------------------

ROBERT A. GOLDEN, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

DAVID J. ANDERSON, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1996.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

  (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership own any Class A limited partner units.

          CAII,  an   affiliate  of  the  general  partner,  owns  100%  of  the
          Partnership's Class B limited partner interest.

          CAI Equipment Leasing III Corp. owns 100% of the Partnership's general partner interest.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Equipment Leasing III Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ---------------------------------------------------------------------
          continued

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

  (b)     No  directors  or  officers  of the  general  partner  or the  Class B
          limited  partner  owned  any  Class    limited  partner  units   as of
          December 31, 1996.

  (c)     The Partnership knows of no  arrangements, the operation of  which may
          at   a  subsequent  date   result  in  a  change  in  control  of  the
          Partnership.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

The general partner and its affiliates  receive  certain types of  compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1996:

Origination Fee and Evaluation Fee
----------------------------------

The general partner receives a fee equal to 4% of the sales price of equipment sold to the Partnership, 2% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessee. Origination and evaluation fees totaled $550,185 in 1996, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $286,973 for 1996, $19,958 of which was paid during January 1997.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $284,423 during 1996.

          ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $41,018 and $41,018, respectively, for 1996. Distributions and net income allocated to the Class B limited partner totaled $36,300 and $1,954, respectively, for 1996.

During 1996,  the  Partnership  acquired the  equipment as described  below from
CAII:


                                                                                               Cost to
                                                                                             Partnership
                                                                                              Including
   Date                                                                        Cost to       Acquisition     Debt           Annual
Purchased     Lessee                       Term  Equipment Description          CAII             Fees*      Assumed         Rents
---------     ------                       ----  ---------------------         -----------   -----------  -----------    -----------

02/96         Stone Container              46    Machine tools                 $   334,836   $   348,230  $         0    $     7,262
03/96         General Motors               36    Forklifts                          84,207        87,575            0          2,332
03/96         General Motors               36    Forklifts                           3,470         3,609            0             96
03/96         Consolidated Diesel          36    Communication equipment             3,240         3,370            0             89
03/96         Atlantic Steel               59    Manufacturing - other             971,059     1,009,902            0         17,293
04/96         Cerplex                      47    Printed circuit board              51,582        53,645            0          1,208
04/96         Cerplex                      44    Printed circuit board             477,330       496,423            0         11,679
04/96         Consolidated Diesel          60    Forklifts                          22,763        23,674            0            404
04/96         Consolidated Diesel          36    Office automation                  11,100        11,544            0            327
05/96         System One                   36    Banking                           354,510       368,690            0         10,484
05/96         Forum Corporation            36    Desktop PC                         65,174        67,781       61,379          3,126
05/96         Forum Corporation            36    Desktop PC                          8,015         8,336        7,548            384
05/96         Forum Corporation            36    Desktop PC                          1,428         1,485        1,344             68
05/96         Forum Corporation            36    Desktop PC                          4,366         4,541        4,112            209
05/96         Forum Corporation            36    Desktop PC                          1,428         1,485        1,344             68
05/96         Forum Corporation            36    Desktop PC                          1,640         1,706        1,544             79
05/96         Forum Corporation            36    Desktop PC                         26,473        27,532       25,261          1,170
05/96         Forum Corporation            36    Desktop PC                         11,607        12,071       11,076            513
05/96         Forum Corporation            36    Peripheral-printers                 1,536         1,597        1,466             68
05/96         Forum Corporation            36    Desktop PC                          4,448         4,626        4,244            197
05/96         Forum Corporation            36    Peripheral-printers                 1,536         1,597        1,466             68
05/96         Forum Corporation            36    Desktop PC                          3,761         3,911        3,589            166
05/96         Forum Corporation            36    Desktop PC                         35,984        37,423       34,362          1,613
05/96         Forum Corporation            36    Desktop PC                         70,487        73,306       66,754          2,717
05/96         Forum Corporation            36    Desktop PC                          1,511         1,571        1,438             62
05/96         Forum Corporation            36    Desktop PC                         14,892        15,488       14,172            613
05/96         Forum Corporation            36    Desktop PC                          3,705         3,853        3,524            152
05/96         Forum Corporation            36    Desktop PC                          2,794         2,906        2,658            115
05/96         Forum Corporation            36    Desktop PC                          3,028         3,149        2,882            125
05/96         Forum Corporation            36    Desktop PC                        101,156       105,202       94,879          3,432
05/96         Forum Corporation            36    Desktop PC                         29,861        31,055       28,057          1,007
05/96         Forum Corporation            36    Portable PC                         6,826         7,099        6,415            235
05/96         Forum Corporation            36    Desktop PC                         12,378        12,873       11,596            413
05/96         Forum Corporation            36    Portable PC                        20,592        21,416       19,337            709
05/96         Forum Corporation            36    Desktop PC                        158,879       165,234      149,929          4,979
05/96         Ina Bearing                  60    Machine tools                     443,265       460,996      415,808         11,376
05/96         Ina Bearing                  60    Machine tools                     229,351       238,525      215,056          5,568






Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

                                                                                               Cost to
                                                                                             Partnership
                                                                                              Including
   Date                                                                        Cost to       Acquisition     Debt           Annual
Purchased     Lessee                       Term  Equipment Description          CAII             Fees*      Assumed         Rents
---------     ------                       ----  ---------------------         -----------   -----------  -----------    -----------

05/96         Kaman Corporation            60    Manufacturing - other         $    16,616   $    17,281  $    15,698    $       479
05/96         Kaman Corporation            60    Machine tools                      41,289        42,941       38,811            807
05/96         Kaman Corporation            60    Machine tools                      66,358        69,012       62,591          1,334
05/96         Kaman Corporation            60    Machine tools                     749,265       779,236      738,279         13,047
05/96         Kaman Corporation            60    PBX systems                        58,729        61,078       57,278          1,144
05/96         Robertshaw Controls          84    Printing equipment                155,844       162,078      146,219          2,871
05/96         Robertshaw Controls          84    Manufacturing - other             187,377       194,872      176,534          3,413
05/96         Robertshaw Controls          84    Printing equipment                 24,605        25,589       23,210            482
05/96         Robertshaw Controls          84    Printed circuit board              89,030        92,591       82,794          1,666
05/96         Robertshaw Controls          60    Manufacturing - other              24,031        24,992       22,640            576
05/96         Robertshaw Controls          84    Printing equipment                138,631       144,176      128,405          2,322
05/96         Robertshaw Controls          60    Manufacturing - other              40,801        42,433       37,913            947
05/96         Robertshaw Controls          60    Printed circuit board             828,001       861,121      772,756         18,533
05/96         Robertshaw Controls          36    Printing equipment                 33,554        34,896       30,458          1,219
05/96         Robertshaw Controls          36    Network equipment                  51,778        53,849       48,049          1,669
05/96         Robertshaw Controls          36    Network equipment                  15,087        15,690       13,967            448
05/96         Stop & Shop                  60    Banking equipment                  58,531        60,872       55,193          2,006
05/96         Stop & Shop                  60    Grocery FF&E                       14,275        14,846       13,435            428
05/96         Stop & Shop                  60    Grocery FF&E                       25,321        26,334       23,828            759
05/96         Stop & Shop                  60    Grocery FF&E                       25,321        26,334       23,828            759
05/96         Stop & Shop                  60    Grocery FF&E                       14,710        15,298       13,840            430
05/96         Stop & Shop                  60    Grocery FF&E                       14,625        15,210       13,761            427
05/96         Stop & Shop                  60    Grocery FF&E                       24,031        24,992       22,609            703
05/96         Stop & Shop                  60    Grocery FF&E                       26,773        27,844       25,177            768
05/96         Stop & Shop                  60    Grocery FF&E                       27,347        28,441       25,713            765
05/96         Stop & Shop                  60    Grocery FF&E                       25,338        26,352       23,825            708
05/96         Stop & Shop                  60    Grocery FF&E                       29,451        30,629       27,691            823
05/96         Stop & Shop                  60    Grocery FF&E                       15,430        16,047       14,508            431
05/96         Stop & Shop                  60    Grocery FF&E                       15,430        16,047       14,508            431
05/96         Stop & Shop                  60    Grocery FF&E                       32,869        34,184       30,914            919
05/96         Stop & Shop                  60    Grocery FF&E                       32,876        34,191       30,921            919
05/96         Stop & Shop                  60    Network equipment                 171,454       178,312      162,207          5,670
05/96         Stop & Shop                  60    Grocery FF&E                       33,661        35,007       31,695            918
05/96         Stop & Shop                  60    Grocery FF&E                       29,607        30,791       27,760            782
05/96         Stop & Shop                  60    Grocery FF&E                       18,706        19,454       17,539            494
05/96         Stop & Shop                  60    Grocery FF&E                       31,909        33,185       29,920            844
05/96         Stop & Shop                  60    Grocery FF&E                       66,812        69,484       62,585          1,741
05/96         Stop & Shop                  60    Grocery FF&E                       32,691        33,999       30,623            852
05/96         Stop & Shop                  60    Grocery FF&E                       19,191        19,959       17,977            500
05/96         Stop & Shop                  60    Grocery FF&E                       36,466        37,925       34,160            951
05/96         Stop & Shop                  60    Grocery FF&E                       17,985        18,704       16,760            450
05/96         Sybron Chemical              84    Furniture                          48,532        50,473       45,329          1,071
05/96         Sybron Chemical              84    Manufacturing - other             371,437       386,294      346,920          8,197
05/96         Sybron Chemical              84    Furniture                          14,162        14,728       13,227            313
05/96         Sybron Chemical              84    Manufacturing - other             151,453       157,511      141,456          3,342
05/96         Sybron Chemical              84    Furniture                          14,930        15,527       13,944            329





Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

05/96         Sybron Chemical              84    Manufacturing - other         $   152,837   $   158,950  $   142,748    $     3,373
07/96         Staples                      23    Office automation                 222,077       230,960            0          8,903
07/96         Staples                      22    Office automation                  18,588        19,332            0            768
07/96         Staples                      21    Office automation                  35,951        37,389            0          1,536
07/96         Staples                      20    Office automation                  88,759        92,309            0          3,948
07/96         Staples                      19    Office automation                  51,525        53,586            0          2,368
07/96         Staples                      18    Office automation                  82,059        85,341            0          3,933
07/96         Staples                      17    Office automation                 171,105       177,950            0          8,507
07/96         Staples                      16    Office automation                 105,674       109,900            0          5,500
07/96         Staples                      15    Office automation                  43,566        45,309            0          2,376
07/96         Staples                      14    Office automation                 123,235       128,164            0          7,019
07/96         Staples                      13    Office automation                 103,625       107,770            0          6,191
07/96         Staples                      12    Office automation                  98,298       102,230            0          6,191
07/96         Lever Brothers               36    Printing equipment                  9,577         9,960            0            254
07/96         Consolidated Diesel          60    Forklifts                         296,707       308,575            0          5,444
07/96         Westchester County           36    Medical                            80,050        83,252            0          2,268
09/96         Mascotech                    60    Forklifts                          39,105        40,669            0            655
09/96         General Motors               36    Forklifts                         119,382       124,157            0          2,888
09/96         System One                   36    Network equipment                 432,280       449,571            0         12,849
10/96         Smithfield Foods             36    Forklifts                         981,679     1,020,946            0         25,938
10/96         USS/Kobe                     84    Forklifts                          76,271        79,321            0          1,056
10/96         US Sugar                     36    Construction                      378,441       393,579            0         16,670
10/96         Parke Davis                  36    Research                          174,341       181,315            0          4,165
10/96         Alliant Tech                 48    Machine tools                     186,749       194,219            0          3,291
11/96         Basic Vegetable              60    Forklifts                         225,366       234,381            0          3,572
11/96         Pacific Coast                60    Forklifts                          48,485        50,424            0            879
11/96         General Motors               36    Forklifts                          85,022        88,422            0          2,372
11/96         General Motors               36    Forklifts                          33,230        34,559            0            804
11/96         Pacific Coast                60    Forklifts                          47,133        49,018            0            768
12/96         Community General            37    Medical equipment                  90,000        90,000            0        169,164
12/96         Basic Vegetable              60    Forklifts                          24,900        25,896            0            412
12/96         System One                   36    Network equipment                 228,765       237,916            0          6,736
12/96         Owens Corning                33    Desktop PC                        450,478       468,497      388,958         14,145
                                                                               -----------   -----------  -----------    -----------

Total equipment on operating leases sold to Partnership                         12,847,795    13,358,107    5,470,402        514,035
                                                                               -----------   -----------  -----------    -----------

01/96         Alliant Techsystems          36    Research                            7,878         8,193            0            216
03/96         Consolidated Diesel          36    Peripheral-printers                20,260        21,070            0            644
05/96         Robertshaw Controls          84    Printing equipment                 46,693        48,561       43,599            876
05/96         Robertshaw Controls          84    Printing equipment                 15,142        15,748       13,715            263
05/96         Robertshaw Controls          48    Desktop PC                         20,811        21,643       19,732            712
05/96         Robertshaw Controls          48    Cpu's IBM                         215,123       223,728      210,276          7,000
05/96         Stop & Shop                  60    Network equipment                   7,918         8,235        7,543            251
05/96         Stop & Shop                  60    Desktop PC                         10,692        11,120       10,162            330
05/96         Stop & Shop                  60    Desktop PC                         10,386        10,801        9,871            321
05/96         Stop & Shop                  60    Desktop PC                          8,320         8,653        7,907            257
05/96         Stop & Shop                  60    Desktop PC                          8,320         8,653        7,907            257
05/96         Stop & Shop                  60    Desktop PC                          8,320         8,653        7,907            257
05/96         Stop & Shop                  60    Desktop PC                          5,874         6,109        5,582            178
05/96         Stop & Shop                  60    Desktop PC                         16,997        17,677       16,153            515
05/96         Stop & Shop                  60    Desktop PC                          6,381         6,636        6,064            193
05/96         Stop & Shop                  60    Desktop PC                          6,371         6,626        6,053            189





Item 13.  Certain Relationships and Related Transactions, continued
          ----------------------------------------------

                                                                                               Cost to
                                                                                             Partnership
                                                                                              Including
   Date                                                                        Cost to       Acquisition     Debt           Annual
Purchased     Lessee                       Term  Equipment Description          CAII             Fees*      Assumed         Rents
---------     ------                       ----  ---------------------         -----------   -----------  -----------    -----------

05/96         Stop & Shop                  60    Desktop PC                    $     6,371   $     6,626  $     6,053    $       189
05/96         Stop & Shop                  60    Network equipment                  12,238        12,728       11,627            363
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                  10,173        10,580        9,664            301
05/96         Stop & Shop                  60    Network equipment                 338,738       352,288      319,447          9,076
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          3,428         3,565        3,233             92
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
05/96         Stop & Shop                  60    Desktop PC                          6,544         6,806        6,171            175
                                                                               -----------   -----------  -----------    -----------
Total equipment on direct finance leases sold to Partnership                       996,851     1,036,724      921,279         28,261
                                                                               -----------   -----------  -----------    -----------

Total sold to Partnership                                                      $13,844,646   $14,394,831  $ 6,391,681    $   542,296
                                                                               ===========   ===========  ===========    ===========


* The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the reasonable, necessary and actual expenses, as determined in accordance with generally accepted accounting principles, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  and
  (d)     The following documents are filed as part of this Report:

           1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

           2.   Financial  Statement Schedule:  (Incorporated  by  reference  to
                Item 8 of this Report, "Financial Statements and Supplementary Data").

                (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

  (c)      Exhibits required to be filed.

           Exhibit                            Exhibit
           Number                              Name
           -------                            -------

             4.1*       Capital  Preferred  Yield  Fund-II  Limited  Partnership
                        Agreement

             4.2* First Amendment to Limited Partnership Agreement dated June 12, 1992

             4.3* Amended and Restated Agreement of Limited Partnership of Capital Preferred Yield Fund-II, L.P.

              * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 11, 1997           Capital Preferred Yield Fund-II, L.P.
                                  By:      CAI Equipment Leasing III Corporation

                                  By:      /s/John F. Olmstead
                                           ---------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 11, 1997.

Signature                                       Title
---------                                       -----


/s/John F. Olmstead
------------------------
John F. Olmstead                President and Director


/s/Dennis J. Lacey
------------------------
Dennis J. Lacey                 Senior Vice President and Director


/s/John E. Christensen
------------------------
John E. Christensen             Senior Vice  President, Principal  Financial and
                                Chief Administrative Officer and Director

/s/Anthony M. DiPaolo
------------------------
Anthony M. DiPaolo              Senior Vice  President,  Assistant Secretary and
                                Director


/s/Daniel J. Waller
------------------------
Daniel J. Waller                Vice President and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy            Vice President and Director


/s/John A. Reed
------------------------
John A. Reed                    Vice President, Assistant Secretary and Director


/s/Robert A. Golden
------------------------
Robert A. Golden                Vice President and Director


/s/David J. Anderson
------------------------
David J. Anderson               Chief Accounting Officer and Secretary