Form 10-Q
period 1997-03-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1997-05-06
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                              0-21382
                       ---------------------------------------------------------

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
                                       -----    -----

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1997 and December 31, 1996         3

              Statements of Income - Three months ended
              March 31, 1997 and 1996                                       4

              Statements of Cash Flows - Three months ended
              March 31, 1997 and 1996                                       5

              Notes to Financial Statements                                 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                7-11


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                            12

     Item 6.  Exhibits and Reports on Form 8-K                             12

              Signature                                                    13

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                      March 31,     December 31,
                                                         1997           1996
                                                     -----------     -----------

Cash and cash equivalents                            $ 1,525,951     $ 1,768,824
Accounts receivable, net                                 155,410         149,316
Equipment held for sale or re-lease                      398,614         448,552
Net investment in direct finance leases                4,484,981       4,978,823
Leased equipment, net                                 24,356,991      26,171,270
                                                     -----------     -----------

         Total assets                                $30,921,947     $33,516,785
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $   388,691   $   611,147
  Payable to affiliates                                   36,203        26,033
  Rents received in advance                              154,765       110,946
  Distributions payable to partners                      341,384       341,384
  Discounted lease rentals                            11,141,493    12,397,890
  Financed operating lease rentals                     2,918,948     3,161,139
                                                     -----------   -----------

         Total liabilities                            14,981,484    16,648,539
                                                     -----------   -----------

Partners' capital:
  General partner                                              -             -
  Limited partners:
    Class A                                           15,718,392    16,637,978
    Class B                                              222,071       230,268
                                                     -----------   -----------
         Total partners' capital                      15,940,463    16,868,246
                                                     -----------   -----------

         Total liabilities and partners' capital     $30,921,947   $33,516,785
                                                     ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------   ----------
Revenue:
     Operating lease rentals                             $2,476,879   $2,292,694
     Direct finance lease income                            106,587      108,353
     Equipment sales margin                                   7,076       58,662
     Interest income                                         17,996       75,961
                                                         ----------   ----------
         Total revenue                                    2,608,538    2,535,670
                                                         ----------   ----------

Expenses:
     Depreciation and amortization                        1,971,032    1,838,658
     Interest on discounted lease rentals                   216,510      184,031
     Interest on financed operating lease rentals            71,124       87,357
     Management fees paid to general partner                 53,974      131,258
     Direct services from general partner                    28,267       24,159
     General and administrative                              71,262       52,925
     Provision for losses                                   100,000            -
                                                         ----------   ----------

         Total expenses                                   2,512,169    2,318,388
                                                         ----------   ----------

Net income                                               $   96,369   $  217,282
                                                         ==========   ==========

Net income allocated:
     To the general partner                              $   10,242   $   10,262
     To the Class A limited partners                         85,249      204,923
     To the Class B limited partner                             878        2,097
                                                         ----------   ----------

                                                         $   96,369   $  217,282
                                                         ==========   ==========

  Net income per weighted average
      Class A limited partner unit outstanding           $     0.63   $     1.52
                                                         ==========   ==========

  Weighted average Class A
       limited partner units outstanding                    134,298      134,582
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                       1997         1996
                                                                   -----------    -----------

Net cash provided by operating activities                          $ 2,324,118    $ 2,498,805
                                                                   -----------    -----------

Cash flows from investing activities:
  Purchases from affiliate of equipment on operating leases           (226,696)    (1,452,685)
  Investment in direct financing leases, acquired from affiliate       (22,469)       (29,264)
                                                                   -----------    -----------

Net cash used in investing activities                                 (249,165)    (1,481,949)
                                                                   -----------    -----------

Cash flows from financing activities:
  Principal payments on discounted lease rentals                    (1,051,483)      (950,138)
  Principal payments on financed operating lease rentals              (242,191)      (292,601)
  Proceeds from financing of operating lease rentals                         -      4,272,658
  Distributions to partners                                         (1,024,152)    (1,027,914)
  Redemptions of Class A limited partner units                               -        (95,156)
                                                                   -----------    -----------

Net cash provided by (used in) financing activities                 (2,317,826)     1,906,849
                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents                  (242,873)     2,923,705
Cash and cash equivalents at beginning of period                     1,768,824      2,092,691
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 1,525,951    $ 5,016,396
                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $   216,510    $   184,031
  Interest paid on financed operating lease rentals                     71,124         87,357








   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, (the "1996 Form 10-K") previously filed with the Securities and Exchange Commission.

2.   Equipment Purchases
     -------------------

     During the three months ended March 31, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII").



                                Equipment            Cost of    Acquisition Fees   Total Equipment
            Lessee             Description          Equipment  and Reimbursements  Purchase Price
      -------------------    ------------------     ---------  ------------------  ---------------

      System One             Network equipment      $ 126,250       $ 5,050          $ 131,300
      Consolidated Diesel    Furniture                 23,035           921             23,956
      Owens Corning          Desktop PC                   163             0                163
      General Motors         Transport - Trucks        20,947           838             21,785
      General Motors         FF & E                    32,425         1,297             33,722
      General Motors         FF & E                    15,163           607             15,770
      Consolidated Diesel    Office Automation         21,605           864             22,469
                                                    ---------       -------          ---------

                                 Total              $ 239,588       $ 9,576          $ 249,165
                                                    =========       =======          =========

      At March 31, 1997, the general partner had identified $1.2 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                Condensed
                                          Statements of Income
                                          for the three months    The effect on
                                            ended March 31,       net income of
                                        -----------------------  changes between
                                           1997         1996         periods
                                        ----------   ----------  ---------------

Leasing margin                          $ 324,800    $  291,001    $   33,799
Equipment sales margin                      7,076        58,662       (51,586)
Interest income                            17,996        75,961       (57,965)
Management fees paid to general partner   (53,974)     (131,258)       77,284
Direct services from general partner      (28,267)      (24,159)       (4,108)
General and administrative expenses       (71,262)      (52,925)      (18,337)
Provision for losses                     (100,000)            -      (100,000)
                                        ---------    ----------    ----------
  Net income                            $  96,369    $ 217,282     $ (120,913)
                                        =========    ==========    ==========

The Partnership is in the latter stages of its reinvestment period (scheduled to end in June 1997, as defined in the Partnership Agreement). As the reinvestment period progresses, purchases of equipment under lease are decreasing, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing.

LEASING MARGIN

Leasing margin consists of the following:
                                                           Three months ended
                                                               March 31,
                                                       -------------------------
                                                           1997         1996
                                                       -----------   -----------

Operating lease rentals                                $ 2,476,879  $ 2,292,694
Direct finance lease income                                106,587      108,353
Leasing costs and expenses                              (1,971,032)  (1,838,658)
Interest expense on discounted lease rentals              (216,510)    (184,031)
Interest expense on financed operating lease rentals       (71,124)     (87,357)
                                                       -----------  -----------
     Leasing margin                                    $   324,800  $   291,001
                                                       ===========  ===========

     Leasing margin ratio                                       13%          12%
                                                                ==           ==

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin ratio increased and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1990 until the early part of 1994, (ii) rates then increased through the early part of 1995 and
(iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates. Annual average 5-year U.S.
Treasury yields for the past seven years were as follows:

Annual average 5-year U.S. Treasury Yield

         Year                               Yield
         ----                               -----

         1990                                8.37
         1991                                7.37
         1992                                6.19
         1993                                5.14
         1994                                6.69
         1995                                6.53
         1996                                6.18

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                           Three months ended
                                                               March 31,
                                                       -------------------------
                                                           1997         1996
                                                       ---------      ----------

Equipment sales revenue                                $ 110,179      $ 374,211
Cost of equipment sales                                 (103,103)      (315,549)
                                                       ---------      ---------
     Equipment sales margin                            $   7,076      $  58,662
                                                       =========      =========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

INTEREST INCOME

Interest income varies due to (i) the amount of cash available for investment (pending distribution or equipment purchases) and (ii) the interest rate on such invested cash.

EXPENSES

Management fees decreased during the three months ended March 31, 1997, compared to the corresponding period in 1996, due to the financing of operating lease rentals that occurred during first quarter of 1996. Under generally accepted accounting principles the transaction was accounted for as a financing. Per the Partnership Agreement, proceeds received from the transaction are defined as prepaid rents and, accordingly, management fees of $85,453 were paid on the prepaid rents.

General and administrative expenses and direct services from the general partner increased primarily due to costs associated with warehousing and selling equipment returned to the Partnership.

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

The provision for losses recorded during the three months ended March 31, 1997 related to the following two items:

* $80,000 for a deficiency related to a lease with Ernst Home Center, a lessee that filed for Chapter 11 bankruptcy protection on July 12, 1996. The lease was funded with non-recourse debt and the lending institution repossessed and liquidated the equipment during March 1997 resulting in a deficiency to the Partnership. Accordingly, the Partnership recorded the provision for losses during the first quarter of 1997.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

* $20,000 related to equipment which has been returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

No provision for losses were recorded for the three months ended March 31, 1996 because no other-than- temporary losses in the value of equipment were identified the quarterly assessments of the Partnership's assets.


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

During the three months ended March 31, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $249,165. At March 31, 1997, the general partner had identified $1.2 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

During the three months ended March 31, 1997, the Partnership declared distributions to the partners of $1,024,152, ($341,384 of which was paid in April 1997). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of the Partnership's reinvestment period (as defined in the Partnership Agreement) during 1997 to (1) meet current operating requirements, (2) enable it to fund cash distributions to the Class A and Class B limited partners at annualized rates of 12% and 11% (substantial portions of which are expected to constitute returns of capital), respectively, on their capital contributions and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

The Partnership will enter its liquidation period (as defined in the Partnership Agreement) in June 1997. During the liquidation period, available cash will be distributed per items (2) and (3) described in the preceding paragraph. However, reinvestment will cease and the excess cash, if any, will be distributed to the partners in accordance with the Partnership Agreement. Therefore, it is anticipated that during the liquidation period, cash distributions to the Class A limited partners will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a) None.

              (b) The  Partnership  did not file any  reports on Form 8-K during the quarter ended March 31, 1997.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CAPITAL PREFERRED YIELD FUND-II, L.P.

                               By:      CAI Equipment Leasing III Corp.


Dated:    May 5, 1997          By:      /s/Anthony M. DiPaolo
                                        ---------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President