Form 10-Q
period 1997-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1997-08-08
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    June 30, 1997
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                              0-21382
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

                        Exhibit Index appears on Page 11

                               Page 1 of 12 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
    Item 1.  Financial Statements (Unaudited)

             Balance Sheets - June 30, 1997 and December 31, 1996            3

             Statements of Income - Three and Six months ended
             June 30, 1997 and 1996                                          4

             Statements of Cash Flows - Six months ended
             June 30, 1997 and 1996                                          5

             Notes to Financial Statements                                   6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      7-10


PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                               11

    Item 6.  Exhibits and Reports on Form 8-K                                11

             Signature                                                       12

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                       June 30,     December 31,
                                                         1997           1996
                                                     -----------    ------------

Cash and cash equivalents                            $ 1,723,878     $ 1,768,824
Accounts receivable, net                                 141,786         149,316
Equipment held for sale or re-lease                      215,815         448,552
Net investment in direct finance leases                4,259,101       4,978,823
Leased equipment, net                                 22,712,041      26,171,270
                                                     -----------     -----------

         Total assets                                $29,052,621     $33,516,785
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities        $   705,760     $   611,147
     Payable to affiliates                                25,847          26,033
     Rents received in advance                           128,188         110,946
     Distributions payable to partners                   341,384         341,384
     Discounted lease rentals                         10,073,267      12,397,890
     Financed operating lease rentals                  2,631,666       3,161,139
                                                     -----------     -----------

         Total liabilities                            13,906,112      16,648,539
                                                     -----------     -----------

PARTNERS' CAPITAL:
     General partner                                           -               -
     Limited partners:
         Class A                                      14,931,286      16,637,978
         Class B                                         215,223         230,268
                                                     -----------     -----------
         Total partners' capital                      15,146,509      16,868,246
                                                     -----------     -----------

         Total liabilities and partners' capital     $29,052,621     $33,516,785
                                                     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                       -----------------------------       -----------------------------
                                                           1997             1996               1997             1996
                                                       ------------     ------------       ------------     ------------
REVENUE:
     Operating lease rentals                           $ 2,382,057       $ 2,356,429       $ 4,858,936      $ 4,649,123
     Direct finance lease income                           104,365           110,167           210,952          218,520
     Equipment sales margin                                 87,544            27,254            94,620           85,916
     Interest income                                        21,165            51,863            39,161          127,824
                                                       -----------       -----------       -----------      -----------

         Total revenue                                   2,595,131         2,545,713         5,203,669        5,081,383
                                                       -----------       -----------       -----------      -----------

EXPENSES:
     Depreciation and amortization                       1,898,596         1,827,361         3,869,628        3,666,019
     Interest on discounted lease rentals                  195,743           193,147           412,253          377,178
     Interest on financed operating lease rentals           29,289            68,997           100,413          156,354
     Management fees paid to general partner                53,255            50,191           107,229          181,449
     Direct services from general partner                   26,461            49,280            54,728           73,439
     General and administrative                             61,589            84,123           132,851          137,048
     Provision for losses                                  100,000           425,000           200,000          425,000
                                                       -----------       -----------       -----------      -----------

         Total expenses                                  2,364,933         2,698,099         4,877,102        5,016,487
                                                       -----------       -----------       -----------      -----------

NET INCOME (LOSS)                                      $   230,198       $  (152,386)      $   326,567      $    64,896
                                                       ===========       ===========       ===========      ===========

NET INCOME (LOSS) ALLOCATED:
     To the general partner                            $    10,242       $    10,258       $    20,484      $    20,520
     To the Class A limited partners                       217,729          (161,013)          302,978           43,910
     To the Class B limited partner                          2,227            (1,631)            3,105              466
                                                       -----------       -----------       -----------      -----------

                                                       $   230,198       $  (152,386)      $   326,567      $    64,896
                                                       ===========       ===========       ===========      ===========

  Net income (loss) per weighted average
      Class A limited partner unit outstanding         $      1.62       $     (1.20)      $      2.26      $       .33
                                                       ===========       ===========       ===========      ===========

  Weighted average Class A
       limited partner units outstanding                   134,298           134,513           134,298          134,548

                                                       ===========       ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                           Six months ended
                                                                                                  ----------------------------------
                                                                                                    June 30,              June 30,
                                                                                                      1997                  1996
                                                                                                  -----------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         $ 5,336,015           $ 5,503,990
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases from affiliate of equipment on operating leases                                       (749,703)           (2,921,746)
     Investment in direct financing leases, acquired from affiliate                                   (22,469)             (115,445)
                                                                                                  -----------           -----------

Net cash used in investing activities                                                                (772,172)           (3,037,191)
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on discounted lease rentals                                                (2,119,709)           (1,873,004)
     Principal payments on financed operating lease rentals                                          (440,777)             (561,139)
     Proceeds from financing of operating lease rentals                                                     -             4,272,657
     Distributions to partners                                                                     (2,048,303)           (2,053,813)
     Redemptions of Class A limited partner units                                                           -              (101,346)
                                                                                                  -----------           -----------

Net cash used in financing activities                                                              (4,608,789)             (316,645)
                                                                                                  -----------           -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (44,946)            2,150,154

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    1,768,824             2,092,691
                                                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 1,723,878           $ 4,242,845
                                                                                                  ===========           ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                                    $   412,253           $   377,178
     Interest paid on financed operating lease rentals                                                154,413               156,354







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

2.   Equipment Purchases
     -------------------

     During the six months ended June 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII").



                                                                                        Acquisition              Total
                                          Equipment                   Cost of             Fees and              Equipment
            Lessee                       Description                 Equipment         Reimbursements        Purchase Price
     -------------------              ------------------             ---------         --------------        --------------

     System One                       Network equipment              $126,250            $  5,050               $131,300
     Consolidated Diesel              Furniture                        23,035                 921                 23,956
     Owens Corning                    Desktop PC                          163                   0                    163
     General Motors                   Transport - trucks               20,947                 838                 21,785
     General Motors                   FF & E                           32,425               1,297                 33,722
     General Motors                   FF & E                           15,163                 607                 15,770
     E Trade                          Desktop PC                      496,279              16,712                512,991
     General Motors                   FF & E                            9,631                 385                 10,016
     Consolidated Diesel              Office automation                21,605                 864                 22,469
                                                                     --------            --------               --------

                                                                     $745,498            $ 26,674               $772,172
                                                                     ========            ========               ========


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:



                                                  Condensed Statements                         Condensed Statements
                                                     of Income for          The effect on          of Income for       The effect on
                                                    the three months          net income           the six months        net income
                                                     ended June 30,           of changes           ended June 30,        of changes
                                               --------------------------       between     --------------------------     between
                                                   1997          1996           periods         1997          1996         periods
                                               ------------  ------------   -------------   ------------  ------------   -----------

Leasing margin                                 $ 362,794      $ 377,091      $ (14,297)     $ 687,594      $ 668,092      $  19,502
Equipment sales margin                            87,544         27,254         60,290         94,620         85,916          8,704
Interest income                                   21,165         51,863        (30,698)        39,161        127,824        (88,663)
Management fees paid to general partner          (53,255)       (50,191)        (3,064)      (107,229)      (181,449)        74,220
Direct services from general partner             (26,461)       (49,280)        22,819        (54,728)       (73,439)        18,711
General and administrative                       (61,589)       (84,123)        22,534       (132,851)      (137,048)         4,197
Provision for losses                            (100,000)      (425,000)       325,000       (200,000)      (425,000)       225,000
                                               ---------      ---------      ---------      ---------      ---------      ---------

Net income (loss)                              $ 230,198      $(152,386)     $ 382,584      $ 326,567      $  64,896      $ 261,671
                                               =========      =========      =========      =========      =========      =========


The Partnership is in the latter stages of its reinvestment period (scheduled to end in June 1997, as defined in the Partnership Agreement). As the reinvestment period progresses, purchases of equipment under lease are decreasing, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing.

LEASING MARGIN

Leasing margin consists of the following:



                                                                       Three months ended                   Six months ended
                                                                           June 30,                             June 30,
                                                                 ------------------------------      ------------------------------
                                                                     1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------

Operating lease rentals                                          $ 2,382,057       $ 2,356,429       $ 4,858,936       $ 4,649,123
Direct finance lease income                                          104,365           110,167           210,952           218,520
Leasing costs and expenses                                        (1,898,596)       (1,827,361)       (3,869,628)       (3,666,019)
Interest expense on discounted lease rentals                        (195,743)         (193,147)         (412,253)         (377,178)
Interest expense on financed operating
   lease rentals                                                     (29,289)          (68,997)         (100,413)         (156,354)
                                                                 -----------       -----------       -----------       -----------
   Leasing margin                                                $   362,794       $   377,091       $   687,594       $   668,092
                                                                 ===========       ===========       ===========       ===========

   Leasing margin ratio                                                   15%               15%               14%               14%
                                                                 ===========       ===========       ===========       ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1990 until the early part of 1994, (ii) rates then increased through the early part of 1995 and
(iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates. Annual average 5-year U.S. Treasury yields for the past seven years were as follows:

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                                       Three months ended                   Six months ended
                                                                           June 30,                             June 30,
                                                                 ------------------------------      ------------------------------
                                                                     1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------

Equipment sales revenue                                           $ 379,243         $ 613,968         $ 489,422          $ 988,179
Cost of equipment sales                                            (291,699)         (586,714)         (394,802)          (902,263)
                                                                  ---------         ---------         ---------          ---------
   Equipment sales margin                                         $  87,544         $  27,254         $  94,620          $  85,916
                                                                  =========         =========         =========          =========


INTEREST INCOME

Interest income decreased due to a decrease in the amount of cash available for investment.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EXPENSES

Management fees decreased during the six months ended June 30, 1997, compared to the corresponding period in 1996, due to the financing of operating lease rentals that occurred during first quarter of 1996. Under generally accepted accounting principles the transaction was accounted for as a financing. Per the Partnership Agreement, proceeds received from the transaction are defined as prepaid rents and, accordingly, management fees of $85,453 were paid on the prepaid rents.

General and administrative expenses and direct services from the general partner decreased primarily due to a reduction in costs associated with warehousing and selling equipment returned to the Partnership.

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

The provision for losses recorded during the six months ended June 30, 1997 related to the following:

* $100,000 related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is considerably less than was anticipated.

The provision for losses recorded during the six months ended June 30, 1996 related to the following items:

* $245,000 related to Barney's, Inc., a lessee that filed for Chapter 11 bankruptcy protection on January 10, 1996. In July 1996, negotiations were finalized and a settlement was received for the Partnership's claim.

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

During the six months ended June 30, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $772,172. At June 30, 1997, the general partner had identified $300,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

During the six months ended June 30, 1997, the Partnership declared distributions to the partners of $2,048,303, ($341,384 of which was paid in July
1997). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partners currently anticipate that the Partnership will generate cash flow from operations and equipment sales during the remainder of 1997 which, when added to cash and cash equivalents on hand, should provide sufficient cash to enable the Partnership to meet its current operating requirements.

The Partnership anticipates that it will fund the remaining 1997 distributions to the limited partners (a substantial portion of which is expected to constitute returns of capital for accounting purposes) out of cash from operations and cash from sales during the remainder of 1997. The Partnership entered its liquidation period (as defined in the Partnership Agreement) during June 1997, and distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CAPITAL PREFERRED YIELD FUND-II, L.P.

                               By:      CAI Equipment Leasing III Corp.


Dated:    August 8, 1997       By:      /s/Anthony M. DiPaolo
                                        ---------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President