Form 10-Q
period 1997-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1997-11-13
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   September 30, 1997
                              --------------------------------------------------

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

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------

PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - September 30, 1997 and December 31, 1996        3

            Statements of Income - Three and Nine months ended
            September 30, 1997 and 1996                                      4

            Statements of Cash Flows - Nine months ended
            September 30, 1997 and 1996                                      5

            Notes to Financial Statements                                    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7-11


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                 12

            Signature                                                        13

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                     September 30,  December 31,
                                                         1997           1996
                                                     ------------   -----------

Cash and cash equivalents                             $ 1,531,717   $ 1,768,824
Accounts receivable, net                                  396,465       149,316
Equipment held for sale or re-lease                       534,921       448,552
Net investment in direct finance leases                 4,018,368     4,978,823
Leased equipment, net                                  20,750,579    26,171,270
                                                      -----------   -----------

         Total assets                                 $27,232,050   $33,516,785
                                                      ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities         $   851,710   $   611,147
     Payable to affiliates                                 21,508        26,033
     Rents received in advance                            108,642       110,946
     Distributions payable to partners                    508,106       341,384
     Discounted lease rentals                           9,093,120    12,397,890
     Financed operating lease rentals                   2,445,971     3,161,139
                                                      -----------   -----------

         Total liabilities                             13,029,057    16,648,539
                                                      -----------   -----------

Partners' capital:
     General partner                                            -             -
     Limited partners:
         Class A                                       13,991,999    16,637,978
         Class B                                          210,994       230,268
                                                      -----------   -----------
         Total partners' capital                       14,202,993    16,868,246
                                                      -----------   -----------

         Total liabilities and partners' capital      $27,232,050   $33,516,785
                                                      ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                       Three Months Ended               Nine Months Ended
                                                           September 30,                  September 30,
                                                   -----------------------------   -----------------------------
                                                       1997             1996           1997            1996
                                                   ------------     ------------   -------------    ------------
REVENUE:
     Operating lease rentals                       $ 2,324,022      $ 2,596,100     $ 7,182,958      $ 7,245,223
     Direct finance lease income                        98,048          119,973         309,000          338,493
     Equipment sales margin                            118,458          103,519         213,078          189,435
     Interest income                                    19,443           44,542          58,604          172,366
                                                   -----------      -----------     -----------      -----------

         Total revenue                               2,559,971        2,864,134       7,763,640        7,945,517
                                                   -----------      -----------     -----------      -----------

EXPENSES:
     Depreciation and amortization                   1,704,436        2,030,847       5,574,064        5,696,866
     Interest on discounted lease rentals              176,326          260,289         588,579          637,467
     Interest on financed operating lease rentals       42,262           64,129         142,675          220,483
     Management fees paid to general partner            48,464           49,285         155,693          230,734
     Direct services from general partner               24,022           16,958          78,750           90,397
     General and administrative                         45,997           74,443         178,848          211,491
     Provision for losses                               25,000           75,000         225,000          500,000
                                                   -----------      -----------     -----------      -----------

         Total expenses                              2,066,507        2,570,951       6,943,609        7,587,438
                                                   -----------      -----------     -----------      -----------

NET INCOME                                         $   493,464      $   293,183     $   820,031      $   358,079
                                                   ===========      ===========     ===========      ===========

NET INCOME ALLOCATED:
     To the general partner                        $    14,233      $    10,254     $    34,717      $    30,774
     To the Class A limited partners                   474,386          280,067         777,364          323,977
     To the Class B limited partner                      4,845            2,862           7,950            3,328
                                                   -----------      -----------     -----------      -----------

                                                   $   493,464      $   293,183     $   820,031      $   358,079
                                                   ===========      ===========     ===========      ===========

  Net income per weighted average
      Class A limited partner unit outstanding     $     3.54       $      2.08     $      5.79      $      2.41
                                                   ==========       ===========     ===========      ===========

  Weighted average Class A
       limited partner units outstanding              134,178           134,418         134,258          134,504
                                                   ==========       ===========     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                  ------------------------------
                                                                                  September 30,    September 30,
                                                                                     1997              1996
                                                                                  -----------      -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $ 8,186,146      $ 9,284,363
                                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases from affiliate of equipment on operating leases                        (1,062,284)      (5,128,171)
  Investment in direct financing leases, acquired from affiliate                      (22,469)        (115,445)
                                                                                  -----------      -----------

Net cash used in investing activities                                              (1,084,753)      (5,243,616)
                                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                                   (3,304,770)      (2,974,374)
  Principal payments on financed operating lease rentals                             (715,168)        (834,547)
  Proceeds from discounting of lease rentals                                                -           11,425
  Proceeds from financing of operating lease rentals                                        -        4,272,657
  Distributions to partners                                                        (3,304,889)      (3,079,379)
  Redemptions of Class A limited partner units                                        (13,673)        (115,558)
                                                                                  -----------      -----------

Net cash used in financing activities                                              (7,338,500)      (2,719,776)
                                                                                  -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (237,107)       1,320,971

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,768,824        2,092,691
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 1,531,717      $ 3,413,662
                                                                                  ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                                       $   588,579      $   637,467
  Interest paid on financed operating lease rentals                                   142,675          220,483
Supplemental disclosure of noncash investing and financing activities:
  Discounted lease rentals assumed in equipment acquisitions                                -        6,002,723



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

2.   Equipment Purchases
     -------------------

     During the nine months ended September 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII").


                                                                                         Acquisition         Total
                                         Equipment                      Cost of            Fees and         Equipment
               Lessee                   Description                    Equipment        Reimbursements    Purchase Price
      ----------------------     ---------------------------        ------------        --------------    --------------

      System One                 Network equipment                   $   126,250         $  5,050          $   131,300
      Consolidated Diesel        Furniture                                23,035              921               23,956
      Owens Corning              Desktop PC                                  163                0                  163
      General Motors Corp.       Transport - trucks                       20,947              838               21,785
      General Motors Corp.       FF & E                                   32,425            1,297               33,722
      General Motors Corp.       FF & E                                   15,163              607               15,770
      E Trade                    Desktop PC                              496,279           16,712              512,991
      General Motors Corp.       FF & E                                    9,631              385               10,016
      Consolidated Diesel        Office automation                        21,605              864               22,469
      Texas Instruments          Manufacturing-semiconductor             300,558           12,023              312,581
                                                                     -----------         --------          -----------

                                                                     $ 1,046,056         $ 38,697          $ 1,084,753
                                                                     ===========         ========          ===========


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                    Condensed Statements                           Condensed Statements
                                        of Income for          The effect on          of Income for          The effect on
                                      the three months          net income           the nine months           net income
                                     ended September 30,        of changes         ended September 30,         of changes
                                  -------------------------      between        -------------------------       between
                                     1997          1996          periods           1997           1996          periods
                                  ----------    -----------   -------------     -----------    ----------    -------------
Leasing margin                    $ 499,046      $  360,808      $ 138,238      $ 1,186,640    $ 1,028,900    $   157,740
Equipment sales margin              118,458         103,519         14,939          213,078        189,435         23,643
Interest income                      19,443          44,542        (25,099)          58,604        172,366       (113,762)
Management fees paid to
   general partner                  (48,464)        (49,285)           821         (155,693)      (230,734)        75,041
Direct services from
   general partner                  (24,022)        (16,958)        (7,064)         (78,750)       (90,397)        11,647
General and administrative          (45,997)        (74,443)        28,446         (178,848)      (211,491)        32,643
Provision for losses                (25,000)        (75,000)        50,000         (225,000)      (500,000)       275,000
                                  ---------      ----------      ---------      -----------    -----------    -----------
Net income (loss)                 $ 493,464      $  293,183      $ 200,281      $   820,031    $   358,079    $   461,952
                                  =========      ==========      =========      ===========    ===========    ===========


The Partnership entered its liquidation period (as set forth in the Partnership Agreement) in July 1997. As the liquidation period continues, purchases of equipment under lease will cease (other than for prior commitments and equipment upgrades), initial leases will expire and the amount of equipment being remarketed (i.e., re-leased, renewed or sold) will increase. Because a leasing portfolio declines in size as it matures, these circumstances have resulted in a decline in the Partnership's leasing portfolio (referred to in further discussions as "portfolio run-off").

LEASING MARGIN

Leasing margin consists of the following:


                                                        Three months ended               Nine months ended
                                                            September 30,                   September 30,
                                                  ----------------------------    -----------------------------
                                                      1997            1996            1997             1996
                                                  ------------    ------------    ------------     ------------

Operating lease rentals                           $  2,324,022     $  2,596,100   $  7,182,958     $  7,245,223
Direct finance lease income                            98,048           119,973        309,000          338,493
Leasing costs and expenses                          (1,704,436)      (2,030,847)    (5,574,064)      (5,696,866)
Interest expense on discounted lease rentals          (176,326)        (260,289)      (588,579)        (637,467)
Interest expense on financed operating
   lease rentals                                       (42,262)         (64,129)      (142,675)        (220,483)
                                                  ------------     ------------   -----------      ------------
   Leasing margin                                 $    499,046     $    360,808   $  1,186,640     $  1,028,900
                                                  ============     ============   ============     ============

   Leasing margin ratio                                     21%              13%            16%              14%
                                                            ==               ==             ==               ==


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The components of leasing margin have declined and are expected to decline further due to portfolio run-off. Leasing margin ratio increased primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                               Three months ended          Nine months ended
                                  September 30,              September 30,
                          --------------------------   -------------------------
                             1997          1996          1997          1996
                          -----------  ------------   ----------   ------------

Equipment sales revenue   $  407,449   $  1,474,128   $  896,871   $  2,462,307
Cost of equipment sales     (288,991)    (1,370,609)    (683,793)    (2,272,872)
                          ----------   ------------   ----------   ------------
 Equipment sales margin   $  118,458   $    103,519   $  213,078   $    189,435
                          ==========   ============   ==========   ============

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

INTEREST INCOME

Interest income decreased due to a decrease in the amount of cash available for investment.


EXPENSES

Management fees decreased during the nine months ended September 30, 1997, compared to the corresponding period in 1996, due to the financing of operating lease rentals that occurred during first quarter of 1996. Under generally accepted accounting principles the transaction was accounted for as a financing. Per the Partnership Agreement, proceeds received from the transaction are defined as prepaid rents and, accordingly, management fees of $85,453 were paid on the prepaid rents.

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

The provision for losses recorded during the nine months ended September 30, 1997 related to the following:

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

* $45,000 related to equipment which has been returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

The provision for losses recorded during the nine months ended September 30, 1996 related to the following items:

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the nine months ended September 30, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $1,084,753. The Partnership entered its liquidation period (as defined in the Partnership Agreement) in July 1997. During the liquidation period, purchases of equipment under lease will cease (other than for prior commitments and equipment upgrades).

During the nine months ended September 30, 1997, the Partnership declared distributions to the partners of $3,471,611, ($508,106 of which was paid in October 1997). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a Partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1997 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary and all distributions are expected to be a return of capital for economic purposes.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                      By:  CAI Equipment Leasing III Corp.


Dated:  November 13, 1997             By:  /s/Anthony M. DiPaolo
                                           ---------------------
                                           Anthony M. DiPaolo
                                           Senior Vice President