Form 10-K
period 1997-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1998-03-27
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number 0-21382


                         CAPITAL PREFERRED YIELD FUND-II
             ------------------------------------------------------
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
                                                               (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----.

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

                        Exhibit Index Appears on Pages 35

                               Page 1 of 36 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-II, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 19, 1991 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing III Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed $330,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. CAII's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases with creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B Limited Partners during the reinvestment period (a period that ended June 30, 1997); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within four years of the end of the reinvestment period.

Through June 30, 1997, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally less than five years). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of point of sale equipment, transportation equipment, computer equipment, above ground mining equipment and printed circuit board manufacturing equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the listing of equipment purchased during 1997.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

         --------

During 1997, the Partnership leased equipment to investment grade lessees in financial services, transportation services and manufacturing. Since the Partnership's formation, approximately 72% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100 million (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to produce additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

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

The Partnership leases equipment to a significant number of lessees. No single lessee and its affiliates accounted for more than 10% of total revenue of the Partnership during 1997.

         --------

The Partnership entered its liquidation period (as defined in the Partnership Agreement) in July 1997. During the liquidation period, purchases of equipment have ceased (other than for prior commitments and equipment upgrades).

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2009. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated between 1998 and 2001.


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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.


Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b) As of December 31, 1997, the number of Class A limited partners was 1,774.

(c)      Distributions
         -------------

         During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions, continued
         -------------

                                              Distributions Per
                                                $250 Class A
                                               Limited Partner
           For the              Payment       Unit (computed on        Total
         Month Ended          Made During     weighted average)    Distributions
         -----------          -----------     -----------------    -------------

         December 31, 1996    January 1997     $  2.50             $   334,945
         January 31, 1997     February 1997       2.50                 334,945
         February 28, 1997    March 1997          2.50                 334,945
         March 31, 1997       April 1997          2.50                 334,945
         April 30, 1997       May 1997            2.50                 334,945
         May 31, 1997         June 1997           2.50                 334,945
         June 30, 1997        July 1997           2.50                 334,945
         July 31, 1997        August 1997         2.99                 400,000
         August 31, 1997      September 1997      3.74                 500,000
         September 30, 1997   October 1997        3.74                 500,000
         October 31, 1997     November 1997       3.74                 500,000
         November 30, 1997    December 1997       3.74                 500,000
                                               -------             -----------
                                               $ 35.45             $ 4,744,615
                                               =======             ===========

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

         The distribution for the month ended December 31, 1997, totaling $500,000, was paid to the Class A limited partners during January 1998. Distributions to the general partner and Class B limited partner during 1997 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes that the Partnership will generate sufficient cash flow from operations during 1998 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic purposes.

Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------

(c)      Distributions, continued
         -------------

         During 1996, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                              Distributions Per
                                                $250 Class A
                                               Limited Partner
           For the              Payment       Unit (computed on        Total
         Month Ended          Made During     weighted average)    Distributions
         -----------          -----------     -----------------    -------------

         December 31, 1995    January 1996         $  2.50         $   337,250
         January 31, 1996     February 1996           2.50             335,750
         February 28, 1996    March 1996              2.50             335,560
         March 31, 1996       April 1996              2.50             335,560
         April 30, 1996       May 1996                2.50             335,560
         May 31, 1996         June 1996               2.50             335,445
         June 30, 1996        July 1996               2.50             335,445
         July 31, 1996        August 1996             2.50             335,445
         August 31, 1996      September 1996          2.50             335,345
         September 30, 1996   October 1996            2.50             335,145
         October 31, 1996     November 1996           2.50             335,145
         November 30, 1996    December 1996           2.50             335,145
                                                   -------         -----------
                                                   $ 30.00         $ 4,026,795
                                                   =======         ===========


         The following represents annual and cumulative distributions per Class A limited partner unit, as described in Footnote 1 to Notes to Consolidated Financial Statement.

                                               Distributions per
                                $ Per           Class A Limited
                               Class A           Partner Unit
           Payment          Limited Partner      (computed on
         Made During         Unit Invested     weighted average)        % (1)
         -----------        ---------------    -----------------        -----

            1992               $ 250               $  15.00              12%
            1993                                      30.00              12%
            1994                                      30.00              12%
            1995                                      30.00              12%
            1996                                      30.00              12%
            1997                                      35.45              14%
                                                   --------
                                                   $ 170.45
                                                   ========

         (1) Cumulative distributions, as described in Footnote 1 to Notes to Consolidated Financial Statements began July 1992.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to 1993 through 1997. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.



                                                   1997           1996            1995            1994             1993
                                                   ----           ----            ----            ----             ----

Total revenue                                 $ 10,309,337   $ 10,870,083    $ 12,719,445    $ 11,967,912    $  6,434,945
Net income                                       1,456,778        231,258       1,009,230         502,147         133,229
Net income per weighted average Class A
  limited partner unit outstanding                   10.40           1.40            7.09            3.52            1.43
Total assets                                    25,032,730     33,516,785      31,806,534      39,962,561      34,740,737
Discounted and financed operating
  lease rentals                                 10,218,917     15,559,029      10,009,561      15,037,678      17,287,511
Distributions declared to partners               4,995,930      4,101,808       4,131,126       3,847,041       1,735,555
Distributions declared per monthly weighted
   average Class A limited partner unit              36.69          30.00           30.00           30.00           30.00



Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:



                                                Condensed                                    Condensed
                                          Statements of Income       The effect on      Statements of Income          The effect on
                                             for the years             net income          for the years                net income
                                           ended December 31,          of changes         ended December 31,            of changes
                                        --------------------------       between      ---------------------------         between
                                            1997          1996            years           1996          1995               years
                                        -----------   ------------   -------------    ------------  -------------     -------------

  Leasing margin                        $ 1,662,250    $ 1,470,270   $   191,980      $ 1,470,270   $ 1,815,691       $   (345,421)
  Equipment sales margin                    572,363        189,435       382,928          189,435       248,350            (58,915)
  Interest income                            80,642        201,719      (121,077)         201,719        65,426            136,293
  Management fees paid to
    general partner                        (200,538)      (286,973)       86,435         (286,973)     (275,888)           (11,085)
  Direct services from general partner     (107,779)      (158,770)       50,991         (158,770)      (81,229)           (77,541)
  General and administrative expenses      (225,160)      (284,423)       59,263         (284,423)     (153,120)          (131,303)
  Provision for losses                     (325,000)      (900,000)      575,000         (900,000)     (610,000)          (290,000)
                                        -----------   ------------   -----------      -----------   -----------       ------------
            Net income                  $ 1,456,778   $    231,258   $ 1,225,520      $   231,258   $ 1,009,230       $   (777,972)
                                        ===========   ============   ===========      ===========   ===========       ============

The Partnership is in the liquidation period, as defined in the Partnership Agreement and, as expected the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

LEASING MARGIN

Leasing margin consists of the following:

                                              Years Ended December 31,
                                   ---------------------------------------------
                                        1997            1996            1995
                                        ----            ----            ----

Operating lease rentals            $  9,251,501    $ 10,028,052    $ 11,843,447
Direct finance lease income             404,831         450,877         562,222
Depreciation                         (7,066,062)     (7,856,952)     (9,618,860)
Interest expense on discounted
  lease rentals                        (745,295)       (873,433)       (971,118)
Interest expense on financed
  operating lease rentals              (182,725)       (278,274)              -
                                   ------------    ------------    ------------
   Leasing margin                  $  1,662,250    $  1,470,270    $  1,815,691
                                   ============    ============    ============

   Leasing margin ratio                     17%             14%             15%
                                            ==              ==              ==

All components of leasing margin decreased due to portfolio runoff. Leasing margin ratio fluctuates based upon remarketing activities. Remarketing revenue will vary as initial lease terms expire.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                              Years Ended December 31,
                                  ---------------------------------------------
                                      1997            1996            1995
                                      ----            ----            ----
Equipment sales revenue          $  2,217,177    $  2,865,442      $  993,317
Cost of equipment sales            (1,644,814)     (2,676,007)       (744,967)
                                 ------------    ------------      ----------
Equipment sales margin           $    572,363    $    189,435      $  248,350
                                 ============    ============      ==========

The Partnership is in its liquidation period (as defined in the Partnership Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately. However equipment sales margin is expected to increase during the liquidation period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------


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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs ongoing quarterly assessments of its assets to identify other-than-temporary losses in value.

The provision for losses recorded during the year ended December 31, 1997 related to the following:

* $245,000 related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is considerably less than was anticipated.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

PROVISION FOR LOSSES, continued

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

During 1997, 1996 and 1995, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $1,085,000, $14,395,000 and $3,032,000, respectively.

During 1997, 1996 and 1995, the Partnership declared distributions to the partners of $4,995,930, $4,101,808 and $4,131,126, respectively. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during 1998 to (1) meet current operating requirements and
(2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic purposes.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                           Page
                                                                          Number
          Financial Statements                                            ------
          --------------------

              Independent Auditors' Report                                  12

              Balance Sheets as of December 31, 1997 and 1996               13

              Statements of Income for the years ended
                 December 31, 1997, 1996 and 1995                           14

              Statements of Partners' Capital for the years ended
                December 31, 1997, 1996 and 1995                            15

              Statements of Cash Flows for the years ended
                December 31, 1997, 1996 and 1995                            16

              Notes to Financial Statements                                17-27


          Financial Statement Schedule
          ----------------------------

              Independent Auditors' Report                                  28

              Schedule II - Valuation and Qualifying Accounts               29

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                  /s/KPMG Peat Marwick LLP
                                  ------------------------
                                  KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                          1997           1996
                                                          ----           ----

Cash and cash equivalents                             $  1,897,763  $  1,768,824
Accounts receivable, net of allowance for
  doubtful accounts of $25,000 in 1997 and 1996            620,453       149,316
Equipment held for sale or re-lease                        646,787       448,552
Net investment in direct finance leases                  3,839,687     4,978,823
Leased equipment, net                                   18,028,040    26,171,270
                                                      ------------  ------------
         Total assets                                 $ 25,032,730  $ 33,516,785
                                                      ============  ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities            $    882,678  $    611,147
  Payables to affiliates                                    20,257        26,033
  Rents received in advance                                102,410       110,946
  Distributions payable to partners                        508,106       341,384
  Discounted lease rentals                               7,961,882    12,397,890
  Financed operating lease rentals                       2,257,035     3,161,139
                                                      ------------  ------------
       Total liabilities                                11,732,368    16,648,539
                                                      ------------  ------------

Partners' capital:
  General partner                                                -             -
  Limited partners:
    Class A 260,000 units authorized; 133,718 and
    134,978 units issued and outstanding in 1997
    and 1996, respectively                              13,092,164    16,637,978
    Class B                                                208,198       230,268
                                                      ------------  ------------
         Total partners' capital                        13,300,362    16,868,246
                                                      ------------  ------------
         Total liabilities and partners' capital      $ 25,032,730  $ 33,516,785
                                                      ============  ============



                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995



                                                     1997             1996               1995
                                                     ----             ----               ----
REVENUE:
  Operating lease rentals                        $ 9,251,501    $ 10,028,052      $ 11,843,447
  Direct finance lease income                        404,831         450,877           562,222
  Equipment sales margin                             572,363         189,435           248,350
  Interest income                                     80,642         201,719            65,426
                                                 -----------    ------------      ------------
    Total revenue                                 10,309,337      10,870,083        12,719,445
                                                 -----------    ------------      ------------

EXPENSES:
  Depreciation                                     7,066,062       7,856,952         9,618,860
  Interest on discounted lease rentals               745,295         873,433           971,118
  Interest on financed operating lease rentals       182,725         278,274                 -
  Management fees paid to general partner            200,538         286,973           275,888
  Direct services from general partner               107,779         158,770            81,229
  General and administrative                         225,160         284,423           153,120
  Provision for losses                               325,000         900,000           610,000
                                                 -----------    ------------      ------------
    Total expenses                                 8,852,559      10,638,825        11,710,215
                                                 -----------    ------------      ------------
NET INCOME                                       $ 1,456,778    $    231,258      $  1,009,230
                                                 ===========    ============      ============

NET INCOME ALLOCATED:
  To the general partner                         $    49,960    $     41,018      $     41,312
  To the Class A limited partners                  1,392,588         188,286           958,122
  To the Class B limited partner                      14,230           1,954             9,796
                                                 -----------    ------------      ------------
                                                 $ 1,456,778    $    231,258      $  1,009,230
                                                 ===========    ============      ============

Net income per weighted average Class
  A limited partner unit outstanding             $     10.40    $       1.40      $       7.09
                                                 ===========    ============      ============

Weighted average Class A limited partner
  units outstanding                                  133,886         134,388           135,108
                                                 ===========    ============      ============



                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995



                                                                   Class A
                                                                   Limited         Class A            Class B
                                                     General       Partner         Limited            Limited
                                                     Partner        Units          Partners           Partner           Total
                                                     -------        -----          --------           -------           -----

Partners' capital at January 1, 1995               $       -        135,490       $ 23,816,621       $ 291,117      $ 24,107,738

Redemptions                                                -           (590)          (119,506)              -          (119,506)
Net income                                            41,312              -            958,122           9,796         1,009,230
Distributions declared to partners                   (41,312)             -         (4,053,515)        (36,299)       (4,131,126)
                                                   ---------        -------       ------------       ---------      ------------

Partners' capital at December 31, 1995                     -        134,900         20,601,722         264,614        20,866,336

Redemptions                                                -           (922)          (127,540)              -          (127,540)
Net income                                            41,018              -            188,286           1,954           231,258
Distributions declared to partners                   (41,018)             -         (4,024,490)        (36,300)       (4,101,808)
                                                   ---------        -------       -------------      ----------     -------------

Partners' capital, December 31, 1996                       -        133,978         16,637,978         230,268        16,868,246

Redemptions                                                -           (260)           (28,732)              -           (28,732)
Net income                                            49,960              -          1,392,588          14,230         1,456,778
Distributions declared to partners                   (49,960)             -         (4,909,670)        (36,300)       (4,995,930)
                                                   ---------        -------       ------------       ---------      -------------
Partners' capital, December 31, 1997               $       -        133,718       $ 13,092,164       $ 208,198      $ 13,300,362
                                                   =========        =======       ============       =========      ============














                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995



                                                                          1997                 1996              1995
                                                                          ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   1,456,778          $    231,258        $  1,009,230
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                       7,066,062             7,856,952           9,618,860
    Provision for losses                                                 325,000               900,000             610,000
    Cost of equipment sales                                            1,644,814             2,676,007             740,547
    Recovery of investment in direct finance leases                      943,666               948,323           1,254,448
    Other                                                                      -                     -              13,200
    Changes in assets and liabilities:
      Increase in accounts receivable                                   (281,795)              (20,567)            (20,105)
      Increase (decrease) in payables to affiliates                       (5,776)                  481              (2,907)
      Increase in accounts payable and accrued
        liabilities                                                      271,531               209,258              94,479
      Increase (decrease) in rents received in advance                    (8,536)              (48,538)             23,410
                                                                   -------------          ------------        ------------
  Net cash provided by operating activities                           11,411,744            12,753,174          13,341,162
                                                                   -------------          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate           (1,062,284)           (7,887,705)         (2,137,312)
  Investment in direct finance leases, acquired from affiliate           (22,469)             (115,445)           (301,386)
                                                                   -------------          ------------        ------------
  Net cash used in investing activities                               (1,084,753)           (8,003,150)         (2,438,698)
                                                                   -------------          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                      (4,436,008)           (4,014,778)         (5,895,078)
  Principal payments on financed operating lease rentals                (904,104)           (1,111,518)                  -
  Proceeds from discounting of lease rentals                                   -                11,425             273,727
  Proceeds from financing of operating lease receivables                       -             4,272,657                   -
  Distributions to partners                                           (4,829,208)           (4,104,137)         (4,132,616)
  Redemptions of Class A limited partner units                           (28,732)             (127,540)           (119,506)
                                                                   -------------          ------------        ------------
  Net cash used in financing activities                              (10,198,052)           (5,073,891)         (9,873,473)
                                                                   -------------          ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     128,939              (323,867)          1,028,991
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         1,768,824             2,092,691           1,063,700
                                                                   -------------          ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   1,897,763          $  1,768,824        $  2,092,691
                                                                   =============          ============        ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $     745,295          $    873,433        $    971,118
  Interest paid on financed lease rentals                                182,725               278,274                   -
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted lease rentals assumed in equipment
  acquisitions                                                                 -             6,403,107             592,862


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

       The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 135,774 Class A limited partner units to 1,796 investors at a price of $250 per Class A limited partner unit.

       Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. The Class B limited partner contributed $330,000 to the Partnership. The Class B limited partner has no remaining obligation to contribute cash to the Partnership.

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

     Partnership Cash Distributions and Allocations of Profit and Loss

       Cash Distributions
       ------------------

       During the Reinvestment Period (as defined in the Partnership Agreement), available cash was distributed to the partners as follows:

         First, 1.0% to the general partner and 99.0% to the Class A limited partners until the Class A limited partners received annual, non-compounded cumulative distributions equal to 12% of their contributed capital.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 1.  Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership  Cash  Distributions  and   Allocations  of  Profit  and  Loss,
     continued

       Cash Distributions, continued
       ------------------

         Second, 1.0% to the general partner and 99.0% to the Class B limited partner until the Class B limited partner received annual non-compounded cumulative distributions equal to 11% of its contributed capital.

         Third, any remaining available cash was reinvested or distributed to the partners as specified in the Partnership Agreement.

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

     Recently Issued Financial Accounting Standards

       During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 1.  Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Long-lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

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

     Non-recourse Discounting of Rentals

       The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

     Cash Equivalents

       The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,853,000 and $1,718,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

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

 2.  Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1997 and 1996 were:

                                                    1997             1996
                                                    ----             ----

     Minimum lease payments receivable          $ 3,587,896     $   4,989,455
     Estimated residual values                    1,012,105         1,091,813
     Less unearned income                          (760,314)       (1,102,445)
                                                -----------     -------------
                                                $ 3,839,687     $   4,978,823
                                                ===========     =============

 3.  Leased Equipment
     ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 1997 and 1996 were:

                                                       1997              1996
                                                       ----              ----

     Transportation and industrial equipment    $  24,733,957      $ 26,364,473
     Computers and peripherals                      5,594,147        11,145,021
     Office furniture and equipment                 3,475,088         3,784,347
     Other                                          1,025,171         2,269,502
                                                -------------      ------------
                                                   34,828,363        43,563,343
     Less:
       Accumulated depreciation                   (16,649,369)      (17,136,117)
       Allowance for losses                          (150,954)         (255,956)
                                                -------------     ------------
                                                $  18,028,040      $ 26,171,270
                                                =============      ============

     Depreciation expense for 1997, 1996 and 1995 was $7,066,062, $7,856,952 and
     $9,618,860, respectively.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 4.  Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from non-cancelable leases at December 31, 1997 are as follows:

        Year Ending December 31,                  DFLs                    OLs
        ------------------------                  ----                    ---

                1998                          $ 1,303,503           $  6,205,073
                1999                            1,095,244              3,910,746
                2000                              795,939              1,491,996
                2001                              393,210                389,664
                2000                                    -                 12,674
                Thereafter                              -                  7,392
                                              -----------           ------------
                             Total            $ 3,587,896           $ 12,017,545
                                              ===========           ============

 5.  Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1997 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such nonrecourse obligations are as follows:

         Year Ending December 31,
         ------------------------

                  1998                        $ 3,453,519
                  1999                          2,364,966
                  2000                          1,529,599
                  2001                            613,798
                                              -----------
                             Total            $ 7,961,882
                                              ===========

 6.  Financed Operating Lease Rentals
     --------------------------------

     Financed operating lease rentals outstanding at December 31, 1997 bear interest at 8.25%. Aggregate maturities of such non-recourse financings are as follows:

          Year Ending December 31,
          ------------------------

                  1998                        $ 1,583,571
                  1999                            621,307
                  2000                             52,157
                                              -----------
                  Total                       $ 2,257,035
                                              ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 7.  Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner receives a fee equal to 4% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 2%, of which, represents compensation for selecting, negotiating and consummating the acquisition of the equipment and another 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $39,000, $550,000 and $117,000 in 1997, 1996 and 1995, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases.

     Management Fees
     ---------------

     The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $201,000, $287,000 and $276,000 of management fees during 1997, 1996 and 1995, respectively.

     Direct Services
     ---------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $108,000, $159,000 and $81,000 of direct services from the general partner during 1997, 1996 and 1995, respectively.

     Equipment Purchases
     -------------------

     The Partnership purchased equipment from CAII with a total purchase price of approximately $1,085,000, $14,395,000 and $3,032,000 (including $0,
     $6,403,000 and $593,000 of discounted lease rentals) during 1997, 1996 and 1995, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

     Payables to Affiliates
     ----------------------

     Payables to affiliates consists of management fees, direct services and expenses payable to the general partner and its affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 8.  Tax Information, (unaudited)
     ---------------

     The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:



                                                    1997             1996            1995
                                                    ----             ----            ----

     Net income per financial statements       $  1,456,778      $   231,258    $  1,009,230
     Differences due to:
       Direct finance leases                        947,137          877,055       1,260,841
       Depreciation                              (1,511,510)      (2,053,702)     (1,533,457)
       Provision for losses                         325,000          900,000         610,000
       Gain/loss on sale of assets                 (468,349)        (385,166)     (1,123,258)
       Other                                     (1,028,690)       1,073,866          63,067
                                               ------------      -----------    ------------
     Partnership income (loss) for
     federal income tax purposes               $   (279,634)     $   643,311    $    286,423
                                               ============      ===========    ============


     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:



                                                                  1997            1996           1995
                                                                  ----            ----           ----

     Partners' capital per financial statements             $  13,300,362   $  16,868,246   $ 20,866,336
     Differences due to:
       Commissions and offering costs                           4,868,944       4,868,944      4,868,944
       Direct finance leases                                    4,780,803       3,833,666      2,956,611
       Depreciation                                           (11,988,943)    (10,477,433)    (8,423,731)
       Provision for losses                                       325,000         900,000        610,000
       Gain/loss on sale of assets                               (468,349)       (385,166)    (1,123,258)
       Other                                                      670,811       1,190,636        606,406
                                                            -------------   -------------   ------------
     Partners' capital for federal income tax purposes      $  11,488,628   $  16,798,893   $ 20,361,308
                                                            =============   =============   ============

 9.  Concentration of Credit Risk
     ----------------------------

     Approximately 72% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with net worth in excess of $100 million (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


 9.  Concentration of Credit Risk, continued
     ----------------------------

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

10.  Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 1997, discounted lease rentals and financed operating lease rentals of approximately $7,962,000 and $2,257,000, respectively, had fair values of $7,082,000 and $2,031,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

Under date of February 6, 1998, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG Peat Marwick LLP
                                    ------------------------
                                    KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1996 and 1995



COLUMN A                              COLUMN B          COLUMN C         COLUMN D          COLUMN E
--------                              --------          --------        ----------         --------
                                     Balance at         Additions                           Balance
                                     beginning          charged to                          at end
Classification                       of period           expenses      Deductions (1)      of period
--------------                       ----------         ----------     --------------     -----------

            1997
-------------------------------

Allowance for losses:
  Accounts receivable                 $   25,000         $       -        $        -        $  25,000
  Equipment on operating leases          255,956           325,000          (430,002)         150,954
                                      ----------         ---------        ----------        ---------

                                      $  280,956         $ 325,000        $ (430,002)       $ 175,954
                                      ==========         =========        ==========        =========


           1996
-------------------------------

Allowance for losses:
  Accounts receivable                 $   25,000         $       -        $       -         $  25,000
  Equipment on operating leases          291,488           900,000         (935,532)          255,956
                                      ----------         ---------        ---------         ---------

                                      $  316,488         $ 900,000        $(935,532)        $ 280,956
                                      ==========         =========        ==========        =========


           1995
-------------------------------

Allowance for losses:
  Accounts receivable                 $   25,000         $        -       $        -        $  25,000
  Equipment on operating leases          380,537            610,000         (699,049)         291,488
                                      ----------         ----------       ----------        ---------

                                      $  405,537         $  610,000       $ (699,049)       $ 316,488
                                      ==========         ==========       ==========        =========









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

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing III Corporation

            Name                       Positions Held
            ----                       --------------

      John F. Olmstead          President and Director

      Dennis J. Lacey           Senior Vice President and Director

      Anthony M. DiPaolo        Senior Vice President, Principle Financial and
                                Chief Administrative Officer and Director

      Richard H. Abernethy      Vice President and Director

      John A. Reed              Vice President, Assistant Secretary and Director

      Joseph F. Bukofski        Vice President, Assistant Secretary and Director

      Robert A. Golden          Director

      Mick Myers                Director

      Ann Danielson             Assistant Vice President

      David J. Anderson         Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

         ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 44, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for obtaining off balance sheet financing, syndications and private programs. Prior to joining the Capital Markets Group, Mr. Reed was Vice President of both Marketing Administration and Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

         ---------------------------------------------------

ANN DANIELSON, age 34, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1997.


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

            CAII, an affiliate of the general partner is the sole Class B limited partner.

            CAI Equipment Leasing III Corp. is the general partner.

            The names and addresses of the general partner and the Class B limited partner are as follows:


            General Partner
            ---------------

            CAI Equipment Leasing III Corp.
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

Item 12. Security   Ownership  of  Certain  Beneficial  Owners  and  Management,
         -----------------------------------------------------------------------
         continued

            Class B Limited Partner
            -----------------------

            Capital Associates International, Inc.
            7175 West Jefferson Avenue
            Suite 4000
            Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1997.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1997:

Origination Fee and Evaluation Fee
----------------------------------

The general partner earns a fee equal to 4% of the sales price of equipment sold to the Partnership, 2% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessee. Origination and evaluation fees totaled approximately $39,000 in 1997, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases.

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $201,000 for 1997.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $225,000 during 1997.

         ----------------------------------------------

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled approximately $50,000 and $50,000, respectively, for 1997. Distributions and net income allocated to the Class B limited partner totaled approximately $36,000 and $14,000, respectively, for 1997.

During 1997,  the  Partnership  acquired the  equipment as described  below from
CAII:



                                                                                               Cost to
                                                                                             Partnership
                                                                                              Including
   Date                                                                         Cost to      Acquisition      Debt         Annual
Purchased   Lessee                   Term    Equipment Description               CAII            Fees*       Assumed        Rents
---------   ------                   ----    ---------------------            -----------    -----------     -------      ---------

  01/97     System One                36     Network equipment                $   126,250    $   131,300     $    0       $  44,775
  01/97     Consolidated Diesel       36     Furniture                             23,035         23,956          0           7,448
  02/97     General Motors Corp.      36     Transport - trucks                    20,947         21,785          0           6,605
  02/97     General Motors Corp.      36     FF & E                                32,425         33,722          0           9,412
  03/97     General Motors Corp.      36     FF & E                                15,163         15,770          0           5,076
  05/97     E Trade                   31     Desktop PC                           496,447        512,991          0         188,319
  06/97     General Motors Corp.      36     FF & E                                 9,631         10,016          0           3,224
  07/97     Texas Instruments         36     Manufacturing-semiconductor          300,558        312,581          0          83,675
                                                                              -----------    -----------     ------       ---------
            Total operating leases sold to Partnership                          1,024,451      1,062,284          0         348,534
                                                                              -----------    -----------     ------       ---------
  03/97     Consolidated Diesel       36     Office automation                     21,605         22,469          0           7,805
                                                                              -----------    -----------     ------       ---------
            Total direct finance leases sold to Partnership                        21,605         22,469          0           7,805
                                                                              -----------    -----------     ------       ---------
            Total sold to Partnership                                         $ 1,046,056    $ 1,084,753     $    0       $ 356,339
                                                                              ===========    ===========     ======       =========

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a) and (d)   The following documents are filed as part of this Report:

         1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

              (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

Item 14. Exhibits,  Financial  Statement  Schedules  and  Reports  on  Form 8-K,
         -----------------------------------------------------------------------
         continued

              (c)     Exhibits required to be filed.

              Exhibit                              Exhibit
              Number                                Name
              ------                                ----

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

Dated:   March 25, 1998          Capital Preferred Yield Fund-II, L.P.

                                 By:  CAI Equipment Leasing III Corporation

                                 By:  /s/John F. Olmstead
                                      -------------------------------------
                                      John F. Olmstead
                                      President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 25, 1998.

Signature                            Title
---------                            -----

/s/John F. Olmstead
-------------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-------------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-------------------------   Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-------------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-------------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-------------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-------------------------
Robert A. Golden            Director

/s/Mick Myers
-------------------------
Mick Myers                  Director

/s/Ann Danielson
-------------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-------------------------
David J. Anderson           Chief Accounting Officer and Secretary