Form 10-Q
period 1998-03-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1998-05-14
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                              0-21382
                      ----------------------------------------------------------


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

                        Exhibit Index appears on Page 11

                               Page 1 of 12 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1998


                                Table of Contents
                                -----------------

                                                                            PAGE
PART I.  FINANCIAL INFORMATION                                              ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1998 and December 31, 1997          3

              Statements of Income - Three Months Ended
              March 31, 1998 and 1997                                        4

              Statements of Cash Flows - Three Months Ended
              March 31, 1998 and 1997                                        5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-10


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              11

     Item 6.  Exhibits and Reports on Form 8-K                               11

              Signature                                                      12

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS
                                                       (Unaudited)
                                                         March 31,  December 31,
                                                           1998        1997
                                                       -----------  ------------

Cash and cash equivalents                              $ 2,264,707   $ 1,897,763
Accounts receivable, net                                   181,400       620,453
Equipment held for sale or re-lease                        432,116       646,787
Net investment in direct finance leases                  3,600,856     3,839,687
Leased equipment, net                                   16,001,233    18,028,040
                                                       -----------   -----------

Total assets                                           $22,480,312   $25,032,730
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities          $   671,283   $   882,678
     Payable to affiliates                                  21,221        20,257
     Rents received in advance                             116,399       102,410
     Distributions payable to partners                     760,631       508,106
     Discounted lease rentals                            7,116,115     7,961,882
     Financed operating lease rentals                    2,115,661     2,257,035
                                                       -----------   -----------

Total liabilities                                       10,801,310    11,732,368
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                        11,476,405    13,092,164
         Class B                                           202,597       208,198
                                                       -----------   -----------

Total partners' capital                                 11,679,002    13,300,362
                                                       -----------   -----------

Total liabilities and partners' capital                $22,480,312   $25,032,730
                                                       ===========   ===========




   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
REVENUE:
     Operating lease rentals                             $1,810,806   $2,476,879
     Direct finance lease income                             96,266      106,587
     Equipment sales margin                                 179,867        7,076
     Interest income                                         29,548       17,996
                                                         ----------   ----------

Total revenue                                             2,116,487    2,608,538
                                                         ----------   ----------

EXPENSES:
     Depreciation and amortization                        1,431,584    1,971,032
     Interest on discounted lease rentals                   138,907      216,510
     Interest on financed operating lease rentals            35,606       71,124
     Management fees paid to general partner                 39,360       53,974
     Direct services from general partner                    31,421       28,267
     General and administrative                              52,001       71,262
     Provision for losses                                    25,000      100,000
                                                         ----------   ----------

Total expenses                                            1,753,879    2,512,169
                                                         ----------   ----------

NET INCOME                                               $  362,608   $   96,369
                                                         ==========   ==========

NET INCOME ALLOCATED:
     To the general partner                              $   19,789   $   10,242
     To the Class A limited partners                        339,345       85,249
     To the Class B limited partner                           3,474          878
                                                         ----------   ----------

                                                         $  362,608   $   96,369
                                                         ==========   ==========

  Net income per weighted average
      Class A limited partner unit outstanding           $     2.54   $     0.63
                                                         ==========   ==========

  Weighted average Class A
       limited partner units outstanding                    133,694      134,298
                                                         ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Three Months Ended
                                                                    --------------------------
                                                                      March 31,      March 31,
                                                                        1998           1997
                                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 3,085,527    $ 2,324,118
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                   -       (226,696)
  Investment in direct financing leases, acquired from affiliate              -        (22,469)
                                                                    -----------    -----------

Net cash used in investing activities                                         -       (249,165)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                       (845,767)    (1,051,483)
  Principal payments on financed operating lease rentals               (141,374)      (242,191)
  Distributions to partners                                          (1,726,338)    (1,024,152)
  Redemptions of Class A limited partner units                           (5,104)             -
                                                                    -----------    -----------

Net cash used in financing activities                                (2,718,583)    (2,317,826)
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    366,944       (242,873)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,897,763      1,768,824
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,264,707    $ 1,525,951
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                      $   138,907    $   216,510
     Interest paid on financed operating lease rentals                   35,606         71,124










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, (the "1997 Form 10-K") previously filed with the Securities and Exchange Commission.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                 Condensed
                                           Statements of Income     The Effect
                                           for the Three Months    on Net Income
                                             Ended March 31,         of Changes
                                         -----------------------      Between
                                            1998        1997          Periods
                                         ----------  -----------   -------------

Leasing margin                           $ 300,975    $ 324,800     $ (23,825)
Equipment sales margin                     179,867        7,076       172,791
Interest income                             29,548       17,996        11,552
Management fees paid to general partner    (39,360)     (53,974)       14,614
Direct services from general partner       (31,421)     (28,267)       (3,154)
General and administrative expenses        (52,001)     (71,262)       19,261
Provision for losses                       (25,000)    (100,000)       75,000
                                         ---------    ---------     ---------
  Net income                             $ 362,608    $  96,369     $ 266,239
                                         =========    =========     =========

The Partnership is in its liquidation period, as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   -----------     -------------

Operating lease rentals                            $ 1,810,806      $ 2,476,879
Direct finance lease income                             96,266          106,587
Depreciation                                        (1,431,584)      (1,971,032)
Interest expense on discounted lease rentals          (138,907)        (216,510)
Interest expense on financed operating
  lease rentals                                        (35,606)         (71,124)
                                                   -----------      -----------
     Leasing margin                                $   300,975      $   324,800
                                                   ===========      ===========

     Leasing margin ratio                                   16%              13%
                                                   ===========      ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased due to portfolio runoff. Leasing margin ratio increased, and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three Months Ended
                                                             March 31,
                                                       -------------------------
                                                         1998             1997
                                                       ---------      ----------

Equipment sales revenue                                $ 931,395      $ 110,179
Cost of equipment sales                                 (751,528)      (103,103)
                                                       ---------      ---------
   Equipment sales margin                              $ 179,867      $   7,076
                                                       =========      =========

Equipment sales margin has increased as a result of increasing amounts of equipment available for sale because the Partnership is in its liquidation period (as defined in the Partnership Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or third parties).


INTEREST INCOME

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EXPENSES

Management fees and general and administrative expenses decreased during the three months ended March 31, 1998, compared to the corresponding period in 1997, due to portfolio run-off.

Direct services from the general partner increased primarily due to an increase in costs associated with warehousing and selling equipment returned to the Partnership.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

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

The provision for losses recorded during the three months ended March 31, 1998 related primarily to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is less than was anticipated.

The provision for losses recorded during the three months ended March 31, 1997 related to the following items:

* $80,000 for a deficiency related to a lessee that filed for Chapter 11 bankruptcy protection on July 12, 1996. The lease was funded with non-recourse debt and the lending institution repossessed and liquidated the equipment during March 1997 resulting in a deficiency to the Partnership. Accordingly, the Partnership recorded the provision for losses during the first quarter of 1997.

* $20,000 related to equipment which was returned to the Partnership. The Partnership had previously expected to realize the carrying value of this equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to a third party was less than anticipated.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources
-------------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

During the three months ended March 31, 1998, the Partnership declared distributions to the partners of $1,978,864, ($760,631 of which was paid in April 1998). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1998 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CAPITAL PREFERRED YIELD FUND-II, L.P.

                                          By:  CAI Equipment Leasing III Corp.


Dated:    May 14, 1998                    By:  /s/Anthony M. DiPaolo
                                               ---------------------
                                               Anthony M. DiPaolo
                                               Senior Vice President