Form 10-Q
period 1998-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1998-08-12
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  June 30, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -------------------------------------------------

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

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1998


                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        PAGE
                                                                           ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998 and December 31, 1997           3

              Statements of Income - Three and Six Months Ended
              June 30, 1998 and 1997                                         4

              Statements of Cash Flows - Six Months Ended
              June 30, 1998 and 1997                                         5

              Notes to Financial Statements                                 6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-11


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                              12

     Item 6.  Exhibits and Reports on Form 8-K                               12

              Signature                                                      13

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS
                                                   June 30,       December 31,
                                                    1998             1997
                                                 ------------    -------------
                                                  (Unaudited)

Cash and cash equivalents                        $  1,128,999     $  1,897,763
Accounts receivable, net                              278,382          620,453
Receivable from related party                          30,296                -
Equipment held for sale or re-lease                   312,421          646,787
Net investment in direct finance leases             3,370,142        3,839,687
Leased equipment, net                              14,319,392       18,028,040
                                                 ------------     ------------

Total assets                                     $ 19,439,632     $ 25,032,730
                                                 ============     ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities       $    901,568     $    882,678
  Payables to affiliates                               69,299           20,257
  Rents received in advance                            36,328          102,410
  Distributions payable to partners                   316,717          508,106
  Discounted lease rentals                          6,196,307        7,961,882
  Financed operating lease rentals                  1,874,628        2,257,035
                                                 ------------     ------------

Total liabilities                                   9,394,847       11,732,368
                                                 ------------     ------------

Partners' capital:
  General partner                                           -                -
  Limited partners:
    Class A                                         9,849,908       13,092,164
    Class B                                           194,877          208,198
                                                 ------------     ------------

Total partners' capital                            10,044,785       13,300,362
                                                  -----------     ------------

Total liabilities and partners' capital          $ 19,439,632     $ 25,032,730
                                                 ============     ============



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                              June 30,
                                                        -------------------------------     -----------------------------
                                                            1998              1997               1998            1997
                                                        ------------      -------------     ------------    -------------
Revenue:
  Operating lease rentals                                $ 1,686,865       $ 2,382,057       $ 3,497,671     $ 4,858,936
  Direct finance lease income                                 98,928           104,365           195,194         210,952
  Equipment sales margin                                      55,503            87,544           235,370          94,620
  Interest income                                             19,509            21,165            49,057          39,161
                                                         -----------       -----------       -----------     -----------

     Total revenue                                         1,860,805         2,595,131         3,977,292       5,203,669
                                                         -----------      ------------       -----------     -----------

Expenses:
  Depreciation                                             1,320,252         1,898,596         2,751,836       3,869,628
  Interest on discounted lease rentals                       124,007           195,743           262,914         412,253
  Interest on financed operating lease rentals                34,203            29,289            69,809         100,413
  Management fees paid to general partner                     38,298            53,255            77,658         107,229
  Direct services from general partner                        31,127            26,461            62,548          54,728
  General and administrative                                  62,300            61,589           114,301         132,851
  Provision for losses                                       100,000           100,000           125,000         200,000
                                                         -----------       -----------       -----------     -----------

    Total expenses                                         1,710,187         2,364,933         3,464,066       4,877,102
                                                         -----------       ------------      -----------     -----------

Net income                                               $   150,618       $   230,198       $   513,226     $   326,567
                                                         ===========       ===========       ===========     ===========

Net income allocated:
  To the general partner                                 $    17,768       $    10,242       $    37,557     $    20,484
  To the Class A limited partners                            131,494           217,729           470,839         302,978
  To the Class B limited partner                               1,356             2,227             4,830           3,105
                                                         -----------       -----------       -----------     -----------

                                                         $   150,618       $   230,198       $   513,226     $   326,567
                                                         ===========       ===========       ===========     ===========

  Net income per weighted average
    Class A limited partner unit outstanding             $      0.98       $      1.62       $      3.52     $      2.26
                                                         ===========       ===========       ===========     ===========

  Weighted average Class A
    limited partner units outstanding                        133,579           134,298           133,636         134,298
                                                         ===========     =============       ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                   -------------------------------
                                                                       1998              1997
                                                                   ------------      -------------

Net cash provided by operating activities                          $  5,339,410     $   5,336,015
                                                                   ------------     -------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate                   -          (749,703)
  Investment in direct financing leases, acquired from affiliate              -           (22,469)
                                                                   ------------     -------------

Net cash used in investing activities                                         -          (772,172)
                                                                   ------------     -------------

Cash flows from financing activities:
  Principal payments on discounted lease rentals                     (1,765,575)       (2,119,709)
  Principal payments on financed operating lease rentals               (382,407)         (440,777)
  Distributions to partners                                          (3,947,067)       (2,048,303)
  Redemptions of Class A limited partner units                          (13,095)                -
                                                                   ------------     -------------

Net cash used in financing activities                                (6,108,174)       (4,608,789)
                                                                   ------------     -------------

Net decrease in cash and cash equivalents                              (768,764)          (44,946)

Cash and cash equivalents at beginning of period                      1,897,763         1,768,824
                                                                   ------------     -------------

Cash and cash equivalents at end of period                            1,128,999     $   1,723,878
                                                                   ============     =============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                            262,914      $     412,253
  Interest paid on financed operating lease rentals                     69,809            100,413










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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES PAID TO GENERAL PARTNER:

     In accordance with the Partnership Agreement the general partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. The Partnership recorded a management fee of $77,658 for the six months ended June 30, 1998. Of that amount $21,547 is included in payables to affiliates.

     DIRECT SERVICES FROM GENERAL PARTNER:

     The general partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded $62,548 of direct services from the general partner for the six months ended June 30, 1998. Of that amount $22,458 is included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSES:

     The general partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 1998, $25,294 of reimbursable expenses are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY:

     The general partner collects and applies rental payments to lessees' accounts with the Partnership for those lessees who remit directly to the general partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of June 1998, $30,296 in rents were applied by the general partner that were transferred to the Partnership in July 1998.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                                Condensed Statements                       Condensed Statements
                                                   of Income for         The Effect on         of Income for        The Effect on
                                                 the Three Months         Net Income          the Six Months          Net Income
                                                   Ended June 30,         of Changes          Ended June 30,          of Changes
                                            ---------------------------     Between     --------------------------      Between
                                                1998           1997         Periods         1998          1997          Periods
                                            ------------   ------------  -------------  -----------  -------------  -------------

Leasing margin                               $   307,331    $  362,794   $ (55,463)     $  608,306    $  687,594      $ (79,288)
Equipment sales margin                            55,503        87,544     (32,041         235,370        94,620        140,750
Interest income                                   19,509        21,165      (1,656)         49,057        39,161          9,896
Management fees paid to general partner          (38,298)      (53,255)     14,957         (77,658)     (107,229)        29,571
Direct services from general partner             (31,127)      (26,461)     (4,666)        (62,548)      (54,728)        (7,820)
General and administrative                       (62,300)      (61,589)       (711)       (114,301)     (132,851)        18,550
Provision for losses                            (100,000)     (100,000)          -        (125,000)     (200,000)        75,000
                                             -----------    ----------   ---------      -----------   ----------      ---------

Net income                                   $   150,618    $  230,198   $ (79,580)     $  513,226    $  326,567      $ 186,659
                                             ===========    ==========   =========      ==========    ==========      =========

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

LEASING MARGIN

Leasing margin consists of the following:


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                -----------------------------       -----------------------------
                                                   1998              1997               1998              1997
                                                -----------       -----------       -----------       -----------

Operating lease rentals                         $   1,686,865     $   2,382,057     $  3,497,671     $  4,858,936
Direct finance lease income                            98,928           104,365          195,194          210,952
Depreciation                                       (1,320,252)       (1,898,596)      (2,751,836)      (3,869,628)
Interest expense on discounted lease rentals         (124,007)         (195,743)        (262,914)        (412,253)
Interest expense on financed operating
   lease rentals                                      (34,203)          (29,289)         (69,809)        (100,413)
                                                -------------     -------------     ------------     ------------
   Leasing margin                               $     307,331     $     362,794     $    608,306     $    687,594
                                                =============     =============     ============     ============

   Leasing margin ratio                                    17%               15%              16%              14%
                                                           ==                ==               ==               ==


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the six months ended June 30, 1998 due to portfolio runoff. Leasing margin ratio increased, and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                             Three Months Ended            Six Months Ended
                                   June 30,                    June 30,
                           -----------------------    --------------------------
                             1998          1997          1998           1997
                           ----------   ----------    -----------    ----------

Equipment sales revenue    $  393,374   $  379,243    $ 1,324,769    $  489,422
Cost of equipment sales      (337,871)    (291,699)    (1,089,399)     (394,802)
                           ----------   ----------    -----------    ----------

  Equipment sales margin   $   55,503   $   87,544    $   235,370    $   94,620
                           ==========   ==========    ===========    ==========

Equipment sales margin has increased for the six months ended June 30, 1998 as a result of increasing amounts of equipment available for sale because the Partnership is in its liquidation period (as defined in the Partnership
Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or third parties).

INTEREST INCOME

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to general partner and general and administrative  expenses
decreased  during  the  six  months  ended  June  30,  1998,   compared  to  the
corresponding period in 1997, due to portfolio run-off.

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

The provision for losses recorded during the six months ended June 30, 1998 related primarily to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is less than was anticipated.


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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the six months ended June 30, 1998, the Partnership declared distributions to the partners of $3,755,707, ($316,717 of which was paid in July
1998). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliates's software have already been updated to software which correctly accounts for the Year 2000. In addition, the affiliate is engaged in a system conversion, whereby the affiliates's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The general partner does not expect any other changes required for the Year 2000 to have a material effect on the financial position or results of operations of the Partnership. In addition, the general partner does not expect any Year 2000 issues relating to customers and vendors will have a material effect on its financial position or results of operations of the Partnership. Costs incurred by the Partnership to address the Year 2000 issue have been immaterial.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL PREFERRED YIELD FUND-II, L.P.

                                   By:  CAI Equipment Leasing III Corp.


Dated:  August 12, 1998            By:  /s/Anthony M. DiPaolo
                                        --------------------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President