Form 10-Q
period 1998-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1998-11-13
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1998
                               -------------------------------------------------

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
                                       -----    -----
                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 1998


                                Table of Contents
                                -----------------

PART I.       FINANCIAL INFORMATION                                         PAGE
                                                                            ----
     Item 1.    Financial Statements (Unaudited)

                Balance Sheets - September 30, 1998 and December 31, 1997    3

                Statements of Income - Three and Nine Months Ended
                September 30, 1998 and 1997                                  4

                Statements of Cash Flows - Nine Months Ended
                September 30, 1998 and 1997                                  5

                Notes to Financial Statements                               6-7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-12


PART II.      OTHER INFORMATION

     Item 1.    Legal Proceedings                                           13

     Item 6.    Exhibits and Reports on Form 8-K                            13

                Exhibit Index                                               14

                Signature                                                   15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS
                                                   September 30,    December 31,
                                                       1998            1997
                                                    -----------     ------------
                                                    (Unaudited)

Cash and cash equivalents                           $ 1,110,941      $ 1,897,763
Accounts receivable, net                                403,497          620,453
Equipment held for sale or re-lease                     437,409          646,787
Net investment in direct finance leases               3,114,092        3,839,687
Leased equipment, net                                11,348,541       18,028,040
                                                    -----------      -----------

Total assets                                        $16,414,480      $25,032,730
                                                    ===========      ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities       $   943,307      $   882,678
     Payables to affiliates                              48,276           20,257
     Rents received in advance                          120,373          102,410
     Distributions payable to partners                  609,116          508,106
     Discounted lease rentals                         5,462,591        7,961,882
     Financed operating lease rentals                         -        2,257,035
                                                    -----------      -----------

Total liabilities                                     7,183,663       11,732,368
                                                    -----------      -----------

Partners' capital:
     General partner                                          -                -
     Limited partners:
         Class A                                      9,037,963       13,092,164
         Class B                                        192,854          208,198
                                                    -----------      -----------

Total partners' capital                               9,230,817       13,300,362
                                                    -----------      -----------

Total liabilities and partners' capital             $16,414,480      $25,032,730
                                                    ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                   September 30,
                                                     ---------------------------     ----------------------------
                                                       1998             1997           1998               1997
                                                     ----------       ----------     ----------        ----------
REVENUE:
     Operating lease rentals                         $1,723,946       $2,324,022     $5,221,617        $7,182,958
     Direct finance lease income                         86,926           98,048        282,120           309,000
     Equipment sales margin                             444,344          118,458        679,714           213,078
     Interest income                                     13,939           19,443         62,996            58,604
                                                     ----------       ----------     ----------        ----------

         Total revenue                                2,269,155        2,559,971      6,246,447         7,763,640
                                                     ----------       ----------     ----------        ----------

EXPENSES:
     Depreciation                                     1,249,768        1,704,436      4,001,604         5,574,064
     Interest on discounted lease rentals               109,600          176,326        372,514           588,579
     Interest on financed operating lease rentals        29,167           42,262         98,976           142,675
     Management fees to general partner                  37,988           48,464        115,646           155,693
     Direct services from general partner                59,438           24,022        121,986            78,750
     General and administrative                          44,943           45,997        159,244           178,848
     Provision for losses                                25,000           25,000        150,000           225,000
                                                     ----------       ----------     ----------        ----------

         Total expenses                               1,555,904        2,066,507      5,019,970         6,943,609
                                                     ----------       ----------     ----------        ----------

NET INCOME                                           $  713,251       $  493,464     $1,226,477        $  820,031
                                                     ==========       ==========     ==========        ==========

NET INCOME ALLOCATED:
     To the general partner                          $   15,244       $   14,233     $   52,801        $   34,717
     To the Class A limited partners                    690,956          474,386      1,161,795           777,364
     To the Class B limited partner                       7,051            4,845         11,881             7,950
                                                     ----------       ----------     ----------        ----------

                                                     $  713,251       $  493,464     $1,226,477        $  820,031
                                                     ==========       ==========     ==========        ==========

  Net income per weighted average
      Class A limited partner unit outstanding       $     5.17       $     3.54     $     8.70        $     5.79
                                                     ==========       ==========     ==========        ==========

  Weighted average Class A
       limited partner units outstanding                133,528          134,178        133,600           134,258
                                                     ==========       ==========     ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                   ------------------------------------
                                                                   September 30,          September 30,
                                                                       1998                   1997
                                                                   -------------          -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 9,164,516             $ 8,186,146
                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                  -              (1,062,284)
  Investment in direct financing leases, acquired from affiliate             -                 (22,469)
                                                                   -----------             -----------

Net cash used in investing activities                                        -              (1,084,753)
                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                    (2,499,291)             (3,304,770)
  Principal payments on financed operating lease rentals            (2,257,035)               (715,168)
  Distributions to partners                                         (5,179,015)             (3,304,889)
  Redemptions of Class A limited partner units                         (15,997)                (13,673)
                                                                   -----------             -----------

Net cash used in financing activities                               (9,951,338)             (7,338,500)
                                                                   -----------             -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (786,822)               (237,107)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     1,897,763               1,768,824
                                                                   -----------             -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           1,110,941             $ 1,531,717
                                                                   ===========             ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $   372,514             $   588,579
  Interest paid on financed operating lease rentals                     98,976                 142,675










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, (the "1997 Form 10-K") previously filed with the Securities and Exchange Commission.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 1998, management fees of $9,028 are included in payables to affiliates.

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 1998, direct services from General Partner in the amount of $39,247 are included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                          Condensed Statements                       Condensed Statements
                                             of Income for         The Effect on         of Income for        The Effect on
                                           the Three Months         Net Income          the Nine Months         Net Income
                                          Ended September 30,       of Changes        Ended September 30,       of Changes
                                      ---------------------------    Between      --------------------------     Between
                                          1998           1997        Periods         1998          1997          Periods
                                      ------------   ------------  -------------  -----------  -------------  -------------

Leasing margin                        $  422,337      $ 499,046     $ (76,709)    $ 1,030,643   $ 1,186,640    $ (155,997)
Equipment sales margin                   444,344        118,458       325,886         679,714       213,078       466,636
Interest income                           13,939         19,443        (5,504)         62,996        58,604         4,392
Management fees to general partner       (37,988)       (48,464)       10,476        (115,646)     (155,693)       40,047
Direct services from general partner     (59,438)       (24,022)      (35,416)       (121,986)      (78,750)      (43,236)
General and administrative               (44,943)       (45,997)        1,054        (159,244)     (178,848)       19,604
Provision for losses                     (25,000)       (25,000)            -        (150,000)     (225,000)       75,000
                                      ----------      ---------     ----------    -----------   -----------    ----------

Net income                            $  713,251      $ 493,464     $  219,787    $ 1,226,477   $   820,031    $  406,446
                                      ==========      =========     ==========    ===========   ===========    ==========


The Partnership is in its liquidation stage, as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:


                                     Three Months Ended                Nine Months Ended
                                        September 30,                     September 30,
                                -----------------------------    -----------------------------
                                   1998             1997             1998             1997
                                ------------    ------------     ------------     ------------


Operating lease rentals         $ 1,723,946     $ 2,324,022      $ 5,221,617      $ 7,182,958
Direct finance lease income          86,926          98,048          282,120          309,000
Depreciation                     (1,249,768)     (1,704,436)      (4,001,604)      (5,574,064)
Interest expense                   (138,767)       (218,588)        (471,490)        (731,254)
                                -----------     -----------      -----------      -----------
   Leasing margin               $   422,337     $   499,046      $ 1,030,643      $ 1,186,640
                                ===========     ===========      ===========      ===========

   Leasing margin ratio                  23%             21%              19%              16%
                                ===========     ===========      ===========      ===========


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 due to portfolio runoff. Leasing margin ratio increased and is expected to increase further until all non-recourse debt is repaid. Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                           --------------------------  -------------------------
                              1998           1997         1998          1997
                           ------------   -----------  -----------  ------------

Equipment sales revenue    $ 2,031,273    $  407,449   $ 3,356,042  $   896,871
Cost of equipment sales     (1,586,929)     (288,991)   (2,676,328)    (683,793)
                           -----------    ----------   -----------  -----------
   Equipment sales margin  $   444,344    $  118,458   $   679,714  $   213,078
                           ===========    ==========   ===========  ===========

Equipment sales margin increased for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 as a result of increasing amounts of equipment available for sale because the Partnership is in its liquidation phase (as defined in the Partnership
Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or third parties).

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

INTEREST INCOME

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

EXPENSES

Management fees paid to the General Partner and general and administrative expenses decreased for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997, due to portfolio run-off.

Direct services from the General Partner increased compared to the corresponding periods in 1997 primarily due to an increase in costs associated with warehousing and selling equipment returned to the Partnership.


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

The provision for losses recorded during the nine months ended September 30, 1998 related primarily to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessee. The fair market value of the equipment re-leased or sold to a third party is less than was anticipated.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources
-------------------------------

The Partnership is in its liquidation stage, as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

During the nine months ended September 30, 1998, the Partnership declared distributions to the partners of $5,280,025, ($609,116 of which was paid in October 1998). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1998 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1997 Form 10-K when and where applicable.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.

Item No.                              Exhibit Index
--------                              -------------

27             Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CAPITAL PREFERRED YIELD FUND-II, L.P.

                                  By:  CAI Equipment Leasing III Corp.


Dated:    November 13, 1998       By:  /s/Anthony M. DiPaolo
                                       ---------------------------------
                                       Anthony M. DiPaolo
                                       Senior Vice President