Form 10-K
period 1998-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1999-03-30
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                        Exhibit Index Appears on Page 35

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

The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. During the liquidation stage, purchases of equipment have ceased (other than for prior commitments and equipment upgrades). The
Partnership is required to dissolve and distribute all of its assets no later than December 31, 2009. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated between 1999 and 2001.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed $330,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. CAII's interest in Distributable Cash, as defined in the Partnership Agreement, is subordinated to the Class A limited partners' interest.

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

The Partnership has assigned certain rentals from leases to financial institutions, or acquired leases subject to such assignments, at fixed interest rates on a non-recourse basis. In the event of a default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

During 1998, the Partnership had equipment on lease to investment grade lessees in the financial services, transportation services and manufacturing industries, among others. Since the Partnership's formation, approximately 71% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company
(i) with a net worth in excess of $100 million (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

          --------

During the reinvestment stage, as defined in the Partnership Agreement, the Partnership acquired equipment that was on lease at the time of acquisition. After the initial term of each lease, each item of equipment is expected to produce additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

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

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's remarketing capabilities will enable it to continue to compete effectively in the equipment remarketing markets.

The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for 14% ($1,535,508) and 10% ($1,084,527) of total leasing and remarketing revenue of the Partnership during 1998.


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.


Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  As of December 31, 1998, the number of Class A limited partners was 1,765.

(c)  Distributions
     -------------

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                            Distributions Per
                                              $250 Class A
                                           Limited Partner Unit
         For the            Payment         (computed on              Total
       Month Ended         Made During      weighted average)      Distributions
       -----------         -----------     --------------------    -------------

     December 31, 1997     January 1998       $  3.74              $   500,000
     January 31, 1998      February 1998         3.74                  500,000
     February 28, 1998     March 1998            5.24                  700,000
     March 31, 1998        April 1998            5.61                  750,000
     April 30, 1998        May 1998              5.24                  700,000
     May 31, 1998          June 1998             5.61                  750,000
     June 30, 1998         July 1998             2.25                  300,000
     July 31, 1998         August 1998           2.99                  400,000
     August 31, 1998       September 1998        3.74                  500,000
     September 30, 1998    October 1998          4.49                  600,000
     October 31, 1998      November 1998         2.51                  335,700
     November 30, 1998     December 1998         2.99                  400,000
                                              -------              -----------
                                              $ 48.15              $ 6,435,700
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

Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)  Distributions, continued
     -------------

     The distribution for the month ended December 31, 1998, totaling $500,000, was paid to the Class A limited partners during January 1999. Distributions to the general partner and Class B limited partner during 1998 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes that the Partnership will generate sufficient cash flow from operations during 1999 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

     During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                             Distributions Per
                                               $250 Class A
                                           Limited Partner Unit
          For the           Payment           (computed on             Total
        Month Ended        Made During       weighted average)     Distributions
        -----------        -----------     --------------------    -------------

     December 31, 1996     January 1997        $   2.50            $   334,945
     January 31, 1997      February 1997           2.50                334,945
     February 28, 1997     March 1997              2.50                334,945
     March 31, 1997        April 1997              2.50                334,945
     April 30, 1997        May 1997                2.50                334,945
     May 31, 1997          June 1997               2.50                334,945
     June 30, 1997         July 1997               2.50                334,945
     July 31, 1997         August 1997             2.99                400,000
     August 31, 1997       September 1997          3.74                500,000
     September 30, 1997    October 1997            3.74                500,000
     October 31, 1997      November 1997           3.74                500,000
     November 30, 1997     December 1997           3.74                500,000
                                              ---------            -----------

                                                $ 35.45            $ 4,744,615
                                                =======            ===========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statement.

Item 5.   Market for  the  Partnership's  Common  Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)  Distributions, continued
     -------------
                                  Distribution Amount        Distribution % per
                                   per $250 Class A           $250 Class A
                                  Limited Partner Unit      Limited Partner Unit
       Payment                      (computed on               (computed on
     Made During                   weighted average)       weighted average) (1)
     -----------                  --------------------     ---------------------

        1992                           $  15.00                     12%
        1993                              30.00                     12%
        1994                              30.00                     12%
        1995                              30.00                     12%
        1996                              30.00                     12%
        1997                              35.45                     14%
        1998                              48.15                     19%
                                       --------
                                       $ 218.60
                                       ========

     (1)  Cumulative  distributions,   as  described  in  note  1  to  Notes  to
          Consolidated Financial Statements began July 1992.


Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1994 through 1998 and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                          Years Ended December 31,
                                                    -------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                       ----          ----          ----          ----          ----

Total revenue                                       $ 7,578,793   $10,309,337   $10,870,083   $12,719,445   $11,967,912
Net income                                            1,035,755     1,456,778       231,258     1,009,230       502,147
Net income per weighted average Class A
  limited partner unit outstanding                         7.19         10.40          1.40          7.09          3.52
Total assets                                         14,344,900    25,032,730    33,516,785    31,806,534    39,962,561
Discounted and financed operating
  lease rentals                                       4,612,151    10,218,917    15,559,029    10,009,561    15,037,678
Distributions declared to partners                    6,537,374     4,995,930     4,101,808     4,131,126     3,847,041
Distributions declared per monthly weighted
   average Class A limited partner unit                   48.18         36.69         30.00         30.00         30.00


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

I.    Results of Operations
      ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statements categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                 Years Ended December 31,                 Years Ended December 31,
                                -------------------------               --------------------------
                                   1998          1997        Change        1997            1996        Change
                                -----------   -----------  -----------  -----------    -----------   -----------

Leasing margin                 $ 1,311,823   $ 1,662,250   $ (350,427)  $ 1,662,250    $ 1,470,270   $   191,980
Equipment sales margin             686,049       572,363      113,686       572,363        189,435       382,928
Interest income                     73,671        80,642       (6,971)       80,642        201,719      (121,077)
Management fees paid to
  general partner                 (156,307)     (200,538)      44,231      (200,538)      (286,973)       86,435
Direct services from
  general partner                 (137,348)     (107,779)     (29,569)     (107,779)      (158,770)       50,991
General and administrative        (232,133)     (225,160)      (6,973)     (225,160)      (284,423)       59,263
Provision for losses              (510,000)     (325,000)    (185,000)     (325,000)      (900,000)      575,000
                              ------------  ------------   ----------   -----------    -----------   -----------

     Net income                $ 1,035,755   $ 1,456,778   $ (421,023)  $ 1,456,778    $   231,258    $ 1,225,520
                               ===========   ===========   ==========   ===========    ===========    ===========


The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:


                                                                   Years Ended December 31,
                                                       ------------------------------------------------
                                                           1998             1997            1996
                                                           ----             ----            ----

Operating lease rentals                                $  6,457,667     $  9,251,501      $ 10,028,052
Direct finance lease income                                 361,406          404,831           450,877
Depreciation                                             (4,942,188)      (7,066,062)       (7,856,952)
Interest expense on discounted lease rentals               (466,086)        (745,295)         (873,433)
Interest expense on financed operating lease rentals        (98,976)        (182,725)         (278,274)
                                                       ------------     ------------      ------------

     Leasing margin                                    $  1,311,823     $  1,662,250      $  1,470,270
                                                       ============     ============      ============

     Leasing margin ratio                                        19%              17%               14%
                                                       ============     ============      ============


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the year ended December 31, 1998 compared to the years ended December 31, 1997 and December 31, 1996 due to portfolio runoff. Leasing margin ratio increased and is expected to increase further as non-recourse debt is repaid. Leasing margin ratio generally varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                               Years Ended December 31,
                                      ------------------------------------------
                                          1998           1997           1996
                                          ----           ----           ----

Equipment sales revenue               $ 3,936,815    $ 2,217,177    $ 2,865,442
Cost of equipment sales                (3,250,766)    (1,644,814)    (2,676,007)
                                      -----------    -----------    -----------
Equipment sales margin                $   686,049    $   572,363    $   189,435
                                      ===========    ===========    ===========

The Partnership is in its liquidation stage (as defined in the Partnership Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately. However equipment sales margin is expected to increase during the liquidation stage.

INTEREST INCOME

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

EXPENSES

Management fees paid to General Partner decreased for 1998 and 1997 compared to 1996, due to portfolio run- off.

Direct services from the General Partner were higher in 1996 and 1998 compared to 1997 primarily due to additional costs associated with warehousing and selling equipment returned to the Partnership.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination occurs) is recorded as provision for losses.

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

The provision for losses recorded during 1998 related to the following:

* $285,000 related primarily to lessees returning certain computer and manufacturing equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than was anticipated.

* $125,000 related to anticipated declines in the realizable value of on-lease mining equipment.

* $100,000 related to a lessee that filed for Chapter 11 bankruptcy protection in April 1998. The general partner has received information that the lessee liquidated the equipment and has filed a claim as an unsecured creditor.

The provision for losses recorded during 1997 related to the following:

* $245,000 related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

* $80,000 for a deficiency related to a lease with a lessee that filed for Chapter 11 bankruptcy protection on July 12, 1996. The lease was funded with non-recourse debt and the lending institution repossessed and liquidated the equipment during March 1997 resulting in a deficiency to the Partnership.

The provision for losses recorded during 1996 related to the following items:

* $245,000 to record the Partnership's loss exposure related to a lessee that filed for Chapter 11 bankruptcy protection on January 10, 1996. In July 1996, negotiations were finalized and a settlement was received for the Partnership's claim.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

PROVISION FOR LOSSES, continued

* $180,000 related to a lessee that filed for Chapter 11 bankruptcy protection on February 9, 1996. The lease was rejected during second quarter 1996 and the equipment was returned to the Partnership. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

* $475,000 related to lessees returning equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.


II.   Liquidity and Capital Resources
      -------------------------------

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

During 1997 and 1996, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $1,085,000 and $14,395,000, respectively. No equipment was purchased during 1998.

During 1998, 1997 and 1996, the Partnership declared distributions to the partners of $6,537,374, $4,995,930, and $4,101,808, respectively. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during 1999 to (1) meet current operating requirements and
(2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation stage are based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.   Liquidity and Capital Resources, continued
      -------------------------------

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

III.  New Accounting Pronouncements
      -----------------------------

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

III.  New Accounting Pronouncements, continued
      -----------------------------

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

IV.   "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation; the level of lease originations; realization of residual values; customer credit risk; competition from other lessors, specialty finance lenders or banks; and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Partnership's business are discussed in detail throughout Parts I and II when and where applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership is in the liquidation stage (as defined in the Partnership Agreement). Consequently, the partnership is no longer originating new leases. The partnership's existing leases are non-cancelable, have fixed rates and are financed with fixed rate debt. Therefore, the partnership has no exposure to fluctuations in interest rates or other market risk exposure.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                           Page
                                                                          Number
          Financial Statements                                            ------
          --------------------

            Independent Auditors' Report                                    14

            Balance Sheets as of December 31, 1998 and 1997                 15

            Statements of Income for the years ended
              December 31, 1998, 1997 and 1996                              16

            Statements of Partners' Capital for the years ended
              December 31, 1998, 1997 and 1996                              17

            Statements of Cash Flows for the years ended
              December 31, 1998, 1997 and 1996                              18

            Notes to Financial Statements                                  19-29



          Financial Statement Schedule
          ----------------------------

            Independent Auditors' Report                                    30

            Schedule II - Valuation and Qualifying Accounts                 31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    /s/KPMG LLP
                                    --------------------
                                    KPMG LLP



Denver, Colorado
February 22, 1999

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                           1998          1997
                                                           ----          ----

Cash and cash equivalents                              $   784,867   $ 1,897,763
Accounts receivable, net                                   771,076       620,453
Equipment held for sale or re-lease                        285,299       646,787
Net investment in direct finance leases                  2,865,887     3,839,687
Leased equipment, net                                    9,637,771    18,028,040
                                                       -----------   -----------

     Total assets                                      $14,344,900   $25,032,730
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities             $ 1,334,422   $   882,678
  Payables to affiliates                                     2,142        20,257
  Rents received in advance                                105,332       102,410
  Distributions payable to partners                        508,106       508,106
  Discounted lease rentals                               4,612,151     7,961,882
  Financed operating lease rentals                               -     2,257,035
                                                       -----------   -----------

     Total liabilities                                   6,562,153    11,732,368
                                                       -----------   -----------

Partners' capital:
  General partner                                                -             -
  Limited partners:
    Class A 260,000 units authorized; 133,518
      and 133,718 units issued and outstanding
      in 1998 and 1997, respectively                     7,601,001    13,092,164
    Class B                                                181,746       208,198
                                                       -----------   -----------

     Total partners' capital                             7,782,747    13,300,362
                                                       -----------   -----------

     Total liabilities and partners' capital           $14,344,900   $25,032,730
                                                       ===========   ===========



                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 1998, 1997 and 1996

                                                        1998           1997            1996
                                                        ----           ----            ----
REVENUE:
  Operating lease rentals                          $ 6,457,667     $ 9,251,501     $10,028,052
  Direct finance lease income                          361,406         404,831         450,877
  Equipment sales margin                               686,049         572,363         189,435
  Interest income                                       73,671          80,642         201,719
                                                   -----------     -----------     -----------

     Total revenue                                   7,578,793      10,309,337      10,870,083
                                                   -----------     -----------     -----------

EXPENSES:
  Depreciation                                       4,942,188       7,066,062       7,856,952
  Interest on discounted lease rentals                 466,086         745,295         873,433
  Interest on financed operating lease rentals          98,976         182,725         278,274
  Management fees paid to general partner              156,307         200,538         286,973
  Direct services from general partner                 137,348         107,779         158,770
  General and administrative                           232,133         225,160         284,423
  Provision for losses                                 510,000         325,000         900,000
                                                   -----------     -----------     -----------

     Total expenses                                  6,543,038       8,852,559      10,638,825
                                                   -----------     -----------     -----------

NET INCOME                                         $ 1,035,755     $ 1,456,778     $   231,258
                                                   ===========     ===========     ===========

NET INCOME ALLOCATED:
  To the general partner                           $    65,374     $    49,960     $    41,018
  To the Class A limited partners                      960,533       1,392,588         188,286
  To the Class B limited partner                         9,848          14,230           1,954
                                                   -----------     -----------     -----------

                                                   $ 1,035,755     $ 1,456,778     $   231,258
                                                   ===========     ===========     ===========

Net income per weighted average Class
  A limited partner unit outstanding               $      7.19     $     10.40     $      1.40
                                                   ===========     ===========     ===========

Weighted average Class A limited partner
  units outstanding                                    133,582         133,886         134,388
                                                   ===========     ===========     ===========





                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1998, 1997 and 1996

                                                     Class A
                                                     Limited       Class A        Class B
                                        General      Partner       Limited        Limited
                                        Partner       Units        Partners       Partner        Total
                                        -------      -------       --------       -------        -----

Partners' capital, January 1, 1996     $       -     134,900    $ 20,601,722    $ 264,614    $ 20,866,336

Redemptions                                    -        (922)       (127,540)           -        (127,540)
Net income                                41,018           -         188,286        1,954         231,258
Distributions declared to partners       (41,018)          -      (4,024,490)     (36,300)     (4,101,808)
                                       ---------    --------    ------------    ---------    ------------

Partners' capital, December 31, 1996           -     133,978      16,637,978      230,268      16,868,246

Redemptions                                    -        (260)        (28,732)           -         (28,732)
Net income                                49,960           -       1,392,588       14,230       1,456,778
Distributions declared to partners       (49,960)          -      (4,909,670)     (36,300)     (4,995,930)
                                       ---------    --------    ------------    ---------    ------------

Partners' capital, December 31, 1997           -     133,718      13,092,164      208,198      13,300,362

Redemptions                                    -        (200)        (15,996)           -         (15,996)
Net income                                65,374           -         960,533        9,848       1,035,755
Distributions declared to partners       (65,374)          -      (6,435,700)     (36,300)     (6,537,374)
                                       ---------    --------    ------------    ---------    ------------

Partners' capital, December 31, 1998   $       -     133,518    $  7,601,001    $ 181,746    $  7,782,747
                                       =========    ========    ============    =========    ============














                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996

                                                                       1998              1997              1996
                                                                       ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,035,755     $  1,456,778     $    231,258
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                      4,942,188        7,066,062        7,856,952
    Provision for losses                                                510,000          325,000          900,000
    Cost of equipment sales                                           3,250,766        1,644,814        2,676,007
    Recovery of investment in direct finance leases                     964,247          943,666          948,323
    Changes in assets and liabilities:
      Increase in accounts receivable, net                              (92,267)        (281,795)         (20,567)
      Increase (decrease) in payables to affiliates                     (18,115)          (5,776)             481
      Increase in accounts payable and accrued
        liabilities                                                     451,744          271,531          209,258
      Increase (decrease) in rents received in advance                    2,922           (8,536)         (48,538)
                                                                   ------------     ------------     ------------
  Net cash provided by operating activities                          11,047,240       11,411,744       12,753,174
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate                   -       (1,062,284)      (7,887,705)
  Investment in direct finance leases, acquired from affiliate                -          (22,469)        (115,445)
                                                                   ------------     ------------     ------------
  Net cash used in investing activities                                       -       (1,084,753)      (8,003,150)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                     (3,349,731)      (4,436,008)      (4,014,778)
  Principal payments on financed operating lease rentals             (2,257,035)        (904,104)      (1,111,518)
  Proceeds from discounting of lease rentals                                  -                -           11,425
  Proceeds from financing of operating lease receivables                      -                -        4,272,657
  Distributions to partners                                          (6,537,374)      (4,829,208)      (4,104,137)
  Redemptions of Class A limited partner units                          (15,996)         (28,732)        (127,540)
                                                                   ------------     ------------     ------------
  Net cash used in financing activities                             (12,160,136)     (10,198,052)      (5,073,891)
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,112,896)         128,939         (323,867)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,897,763        1,768,824        2,092,691
                                                                   ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    784,867     $  1,897,763     $  1,768,824
                                                                   ============     ============     ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $    466,086     $    745,295     $    873,433
  Interest paid on financed lease rentals                                98,976          182,725          278,274
Supplemental disclosure of noncash investing and
  financing activities - Discounted lease rentals assumed
  in equipment acquisitions                                                   -                -        6,403,107



                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     ORGANIZATION

     Capital Preferred Yield Fund-II, L.P. (the "Partnership"), was organized on November 19, 1991 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2009 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated prior to 2009. The general partner of the Partnership is CAI Equipment Leasing III Corp., a wholly owned subsidiary of Capital Associates, Inc. ("CAI").

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

     After the Reinvestment Period, as defined in the Partnership Agreement, available cash is distributed to the partners as follows:

         First, in accordance with the first and second allocations during the Reinvestment Period as described above.

         Second, 99.0% to the Class A limited partners and 1.0% to the general partner, until the Class A limited partners achieve Payout, as defined in the Partnership Agreement.

         Third, 99.0% to the Class B limited partner and 1.0% to the general partner, until the Class B limited partner achieves Payout, as defined in the Partnership Agreement.

         Fourth, 99.0% to the Class A and Class B limited partners (as a class) and 1.0% to the general partner, until the Class A and Class B limited partners receive cash distributions equal to 170% of their capital contributions.

         Thereafter, 90% to the Class A and Class B limited partners (as a class) and 10% to the general partner.

     Federal Income Tax Basis Profits and Losses
     -------------------------------------------

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

     Federal Income Tax Basis Profits and Losses, continued
     -------------------------------------------

         until the cumulative amount of such depreciation and such losses allocated to each limited partner equals such limited partner's contributed capital reduced by commissions and other expenses paid in connection with the sale of Class A limited partner units allocated to such partner. Thereafter, gain on sale of equipment, if any, will be allocated to the general partner in an amount equal to the sum of depreciation and loss on sale of equipment previously allocated to the general partner.

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

     After giving effect to special allocations, profits, as defined in the Partnership Agreement, are first allocated in proportion to, and to the extent of, any previous losses, in reverse chronological order and priority. Any remaining profits are allocated in the same order and priority as cash distributions.

     After giving effect to special allocations, losses, as defined in the Partnership Agreement, are allocated in proportion to, and to the extent of, any previous profits, in reverse chronological order and priority. Any remaining losses are allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively).

     Financial Reporting - Profits and Losses
     ----------------------------------------

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS, continued

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

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

     LONG-LIVED ASSETS

     The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating leases and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate interest rate.

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

     NET INVESTMENT IN DIRECT FINANCE LEASES ("DFLS")

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

     EQUIPMENT ON OPERATING LEASES ("OLS")

     The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin, before interest expense, are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

     NON-RECOURSE FINANCING OF OPERATING LEASE RENTALS

     The Partnership may assign substantially all of its rights under certain operating leases to a purchaser, and subsequently, the purchaser may assign the rentals from such leases to a financial institution at fixed interest rates on a non-recourse basis. The Partnership receives the discounted value of the rentals in cash from the financial institution. As with discounted lease rentals discussed above, in the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership or the Partnership's assets. The purchaser cannot be the owner of the equipment for financial reporting purposes because the purchaser has not made a sufficient investment in the equipment and does not have significant risks of ownership. Therefore, the transaction cannot be recorded as a sale. Accordingly, cash proceeds from financings related to such transactions are recorded on the balance sheet as financed operating lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

     CASH EQUIVALENTS

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $730,000 and $1,853,000 at December 31, 1998 and 1997, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

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


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of net investment in direct finance leases as of December 31, 1998 and 1997 were:

                                                        1998            1997
                                                        ----            ----

     Minimum lease payments receivable              $ 2,284,333     $ 3,587,896
     Estimated residual values                          997,342       1,012,105
     Less unearned income                              (415,788)       (760,314)
                                                    -----------     -----------

                                                    $ 2,865,887     $ 3,839,687
                                                    ===========     ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


3.   Leased Equipment
     ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 1998 and 1997 were:

                                                        1998            1997
                                                        ----            ----

     Transportation and industrial equipment       $ 16,628,291    $ 24,733,957
     Computers and peripherals                        3,271,704       5,594,147
     Office furniture and equipment                   2,918,088       3,475,088
     Other                                              264,567       1,025,171
                                                   ------------    ------------
                                                     23,082,650      34,828,363
     Less:
        Accumulated depreciation                    (13,134,092)    (16,649,369)
        Allowance for losses                           (310,787)       (150,954)
                                                   ------------    ------------
                                                   $  9,637,771    $ 18,028,040
                                                   ============    ============

     Depreciation expense for 1998, 1997 and 1996 was $4,942,188, $7,066,062 and
     $7,856,952, respectively.

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from non-cancelable leases at December 31, 1998 are as follows:

         Year Ending December 31,                DFLs                   OLs
         ------------------------                ----                   ---
                 1999                        $ 1,071,557           $  3,591,940
                 2000                            795,929              1,478,647
                 2001                            416,847                393,590
                 2002                                  -                 16,596
                 2003                                  -                  9,027
                                             -----------           ------------
                      Total                  $ 2,284,333           $  5,489,800
                                             ===========           ============

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1998 bear interest at rates primarily ranging between 6% and 9.5%. Aggregate maturities of such non-recourse obligations are as follows:

         Year Ending December 31,
         ------------------------

                 1999                        $ 2,419,416
                 2000                          1,564,813
                 2001                            627,922
                                             -----------
                      Total                  $ 4,612,151
                                             ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner received a fee equal to 4% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 2%, of which, represented compensation for selecting, negotiating and consummating the acquisition of the equipment and another 2%, of which, represented reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $39,000 and $550,000 in 1997 and 1996, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases. The Partnership did not pay any fees during 1998 as no new equipment was acquired.

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $156,000, $201,000 and $287,000 of management fees during 1998, 1997 and 1996, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $137,000, $108,000 and $159,000 of direct services from the general partner during 1998, 1997 and 1996, respectively.

     Equipment Purchases
     -------------------

     The Partnership purchased equipment from CAII with a total purchase price of approximately $1,085,000 and $14,395,000 (including $6,403,000 of discounted lease rentals in 1996) during 1997 and 1996, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement. The Partnership did not acquire any new equipment in 1998.

     Payables to Affiliates
     ----------------------

     Payables to affiliates consists of management fees, direct services and expenses payable to the general partner and its affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


7.   Tax Information, (unaudited)
     ---------------

     The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:

                                                                        1998            1997            1996
                                                                        ----            ----            ----

      Net income per financial statements                           $ 1,035,755    $  1,456,778    $    231,258
      Differences due to:
        Direct finance leases                                           969,049         947,137         877,055
        Depreciation                                                   (325,966)     (1,511,510)     (2,053,702)
        Provision for losses                                            510,000         325,000         900,000
        Gain/loss on sale of assets                                   1,242,693        (468,349)       (385,166)
        Other                                                            (9,033)     (1,028,690)      1,073,866
                                                                    -----------    ------------    ------------
      Partnership income (loss) for federal income tax purposes     $ 3,422,498    $   (279,634)   $    643,311
                                                                    ===========    ============    ============



     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:

                                                                        1998            1997            1996
                                                                        ----            ----            ----

      Partners' capital per financial statements                  $   7,782,747    $  13,300,362   $  16,868,246
      Differences due to:
        Commissions and offering costs                                4,868,944        4,868,944       4,868,944
        Direct finance leases                                         5,749,852        4,780,803       3,833,666
        Depreciation                                                (12,314,909)     (11,988,943)    (10,477,433)
        Provision for losses                                            510,000          325,000         900,000
        Gain/loss on sale of assets                                   1,242,693         (468,349)       (385,166)
        Other                                                           516,313          670,811       1,190,636
                                                                  -------------    -------------   -------------
      Partners' capital for federal income tax purposes           $   8,355,640    $  11,488,628   $  16,798,893
                                                                  =============    =============   =============



8.   Concentration of Credit Risk
     ----------------------------

     Approximately 71% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with net worth in excess of $100 million (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times such balances may exceed the FDIC insurance limit due to receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


8.   Concentration of Credit Risk, continued
     ----------------------------

     The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for 14% ($1,535,508) and 10%
     ($1,084,527) of total leasing and remarketing revenue of the Partnership during 1998.

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1998 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 1998, discounted lease rentals of approximately $4,612,000 had fair values of $4,176,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-II, L.P.:

Under date of February 22, 1999, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Partnership's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    /s/KPMG LLP
                                    --------------------
                                    KPMG LLP


Denver, Colorado
February 22, 1998

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1997 and 1996


COLUMN A                           COLUMN B    COLUMN C     COLUMN D   COLUMN E
--------                          ----------  ----------   ----------  --------
                                  Balance at   Additions               Balance
                                  Beginning   Charged to               at End
Classification                     of Year     Expenses    Deductions  of Year
--------------                    ----------  ----------   ----------  --------

             1998
-------------------------------

Allowance for losses:
  Accounts receivable             $  25,000   $       -   $        -   $  25,000
  Equipment on operating leases     150,954     510,000     (475,167)    185,787
                                  ---------   ---------   ----------   ---------

                                  $ 175,954   $ 510,000   $ (475,167)  $ 210,787
                                  =========   =========   ==========   =========

             1997
-------------------------------

Allowance for losses:
  Accounts receivable             $  25,000   $       -   $        -   $  25,000
  Equipment on operating leases     255,956     325,000     (430,002)    150,954
                                  ---------   ---------   ----------   ---------

                                  $ 280,956   $ 325,000   $ (430,002)  $ 175,954
                                  =========   =========   ==========   =========


             1996
-------------------------------

Allowance for losses:
  Accounts receivable             $  25,000   $       -   $        -   $  25,000
  Equipment on operating leases     291,488     900,000     (935,532)    255,956
                                  ---------   ---------   ----------   ---------

                                  $ 316,488   $ 900,000   $ (935,532)  $ 280,956
                                  =========   =========   ==========   =========


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

None

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing III Corporation

              Name                              Positions Held
              ----                              --------------

         John F. Olmstead          President and Director

         Anthony M. DiPaolo        Senior  Vice  President, Principal  Financial
                                   and Chief Administrative Officer and Director

         Richard H. Abernethy      Vice President and Director

         Joseph F. Bukofski        Vice President and Director

         Robert A. Golden          Director

         Mick Myers                Director

         Ann Danielson             Assistant Vice President

         David J. Anderson         Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 54, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

ANTHONY M. DIPAOLO, age 40, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 45, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

          ---------------------------------------------------

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President-Pricing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 53, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 41, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

ANN DANIELSON, age 35, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 46, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Assistant Controller. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1998.

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

          CAII, an affiliate of the general partner is the Class B limited partner.

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ---------------------------------------------------------------------
          continued

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

          General Partner
          ---------------

          CAI Equipment Leasing III Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1998.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1998:

Origination Fee and Evaluation Fee
----------------------------------

The general partner earns a fee equal to 4% of the sales price of equipment sold to the Partnership, 2% of which represented compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represented reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessee. The Partnership did not incur any origination or evaluation fees in 1998.

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $156,000 for 1998.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $137,000 during 1998.

General Partner Distributions
-----------------------------

The general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled approximately $65,000 and $65,000, respectively, for 1998. Distributions and net income allocated to the Class B limited partner totaled approximately $36,000 and $11,000, respectively, for 1998.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)
          and
          (d)  The following  documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

               2.  Financial Statement Schedule:  (Incorporated by  reference to
                   Item   8   of   this   Report,   "Financial   Statements  and
                   Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

          (c)  Exhibits required to be filed.

               Exhibit                           Exhibit
               Number                              Name
               ------                            -------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999              Capital Preferred Yield Fund-II, L.P.

                                    By:  CAI Equipment Leasing III Corporation

                                    By:  /s/John F. Olmstead
                                         --------------------------------------
                                         John F. Olmstead
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                         Title


/s/John F. Olmstead
------------------------
John F. Olmstead            President and Director


/s/Anthony M. DiPaolo
------------------------    Senior Vice President, Principal Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy        Vice President and Director


/s/Joseph F. Bukofski
------------------------
Joseph F. Bukofski          Vice President and Director


/s/Robert A. Golden
------------------------
Robert A. Golden            Director


/s/Mick Myers
------------------------
Mick Myers                  Director


/s/Ann Danielson
------------------------
Ann Danielson               Assistant Vice President


/s/David J. Anderson
------------------------
David J. Anderson           Chief Accounting Officer and Secretary