Form 10-Q
period 1999-03-31
CAPITAL PREFERRED YIELD FUND II L P
filed 1999-05-17
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                            0-21382
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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 1999


                                Table of Contents
                                -----------------

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

   Item 1.   Financial Statements (Unaudited)

             Balance Sheets - March 31, 1999 and December 31, 1998          3

             Statements of Income - Three Months Ended
             March 31, 1999 and 1998                                        4

             Statements of Cash Flows - Three Months Ended
             March 31, 1999 and 1998                                        5

             Notes to Financial Statements                                 6-7

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12


PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                              13

   Item 6.   Exhibits and Reports on Form 8-K                               13

             Exhibit Index                                                  14

             Signature                                                      15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS
                                                      March 31,     December 31,
                                                        1999             1998
                                                     -----------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 1,101,749     $   784,867
Accounts receivable, net                                 722,372         771,076
Receivable from affiliates                               141,213               -
Equipment held for sale or re-lease                      313,000         285,299
Net investment in direct finance leases                2,606,564       2,865,887
Leased equipment, net                                  8,050,524       9,637,771
                                                     -----------     -----------

Total assets                                         $12,935,422     $14,344,900
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $ 1,168,702     $ 1,334,422
     Payables to affiliates                               48,919           2,142
     Rents received in advance                           132,376         105,332
     Distributions payable to partners                   683,675         508,106
     Discounted lease rentals                          3,882,919       4,612,151
                                                     -----------     -----------

Total liabilities                                      5,916,591       6,562,153
                                                     -----------     -----------

Partners' capital:
     General partner                                           -               -
     Limited partners:
         Class A                                       6,833,838       7,601,001
         Class B                                         184,993         181,746
                                                     -----------     -----------

Total partners' capital                                7,018,831       7,782,747
                                                     -----------     -----------

Total liabilities and partners' capital              $12,935,422     $14,344,900
                                                     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1999           1998
                                                      ----------      ----------

REVENUE:
     Operating lease rentals                          $1,138,466      $1,810,806
     Direct finance lease income                          68,394          96,266
     Equipment sales margin                              276,324         179,867
     Interest income                                       5,552          29,548
                                                      ----------      ----------

Total revenue                                          1,488,736       2,116,487
                                                      ----------      ----------

EXPENSES:
     Depreciation                                        906,688       1,431,584
     Management fees to general partner                   36,053          39,360
     Direct services from general partner                 30,714          31,421
     General and administrative                           54,155          52,001
     Interest on discounted lease rentals                 79,178         138,907
     Interest on financed operating lease rentals              -          35,606
     Provision for losses                                 50,000          25,000
                                                      ----------      ----------

Total expenses                                         1,156,788       1,753,879
                                                      ----------      ----------

NET INCOME                                            $  331,948      $  362,608
                                                      ==========      ==========

NET INCOME ALLOCATED:
     To the general partner                           $   10,878      $   19,789
     To the Class A limited partners                     317,823         339,345
     To the Class B limited partner                        3,247           3,474
                                                      ----------      ----------

                                                      $  331,948      $  362,608
                                                      ==========      ==========

  Net income per weighted average
      Class A limited partner unit outstanding        $     2.38      $     2.54
                                                      ==========      ==========

  Weighted average Class A
       limited partner units outstanding                 133,447         133,694
                                                      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        Three Months Ended
                                                                            March 31,
                                                                    --------------------------
                                                                       1999          1998
                                                                    -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 1,969,774    $ 3,085,527
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate              (3,364)             -
  Investment in direct financing leases, acquired from affiliate              -              -
                                                                    -----------    -----------

Net cash used in investing activities                                    (3,364)             -
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on discounted lease rentals                       (729,232)      (845,767)
  Principal payments on financed operating lease rentals                      -       (141,374)
  Distributions to partners                                            (912,146)    (1,726,338)
  Redemptions of Class A limited partner units                           (8,150)        (5,104)
                                                                    -----------    -----------

Net cash used in financing activities                                (1,649,528)    (2,718,583)
                                                                    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               316,882        366,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        784,867      1,897,763
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,101,749    $ 2,264,707
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                         $    79,178    $   138,907
  Interest paid on financed operating lease rentals                           -         35,606










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 Form 10-K") previously filed with the Securities and Exchange Commission.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 1999, management fees of $11,929 are included in payables to affiliates.

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 1999, direct services from the General Partner in the amount of $6,044 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At March 31, 1999, administrative expenses in the amount of $30,946 are included in payables to affiliates.

3.   Year 2000
     ---------

     An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                               Three Months
                                              Ended March 31,
                                           -----------------------
                                             1999          1998        Change
                                           ---------     ---------    ---------

Leasing margin                             $ 220,994     $ 300,975    $ (79,981)
Equipment sales margin                       276,324       179,867       96,457
Interest income                                5,552        29,548      (23,996)
Management fees to general partner           (36,053)      (39,360)       3,307
Direct services from general partner         (30,714)      (31,421)         707
General and administrative expenses          (54,155)      (52,001)      (2,154)
Provision for losses                         (50,000)      (25,000)     (25,000)
                                           ---------     ---------    ---------
  Net income                               $ 331,948     $ 362,608    $ (30,660)
                                           =========     =========    =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------

Operating lease rentals                             $ 1,138,466     $ 1,810,806
Direct finance lease income                              68,394          96,266
Depreciation                                           (906,688)     (1,431,584)
Interest expense on discounted lease rentals            (79,178)       (138,907)
Interest expense on financed operating
  lease rentals                                               -         (35,606)
                                                    -----------     -----------
     Leasing margin                                 $   220,994     $   300,975
                                                    ===========     ===========

     Leasing margin ratio                                    18%             16%
                                                    ===========     ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to portfolio runoff.

Leasing margin ratio varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, future equipment values, and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------

Equipment sales revenue                                $ 893,850      $ 931,395
Cost of equipment sales                                 (617,526)      (751,528)
                                                       ---------      ---------
   Equipment sales margin                              $ 276,324      $ 179,867
                                                       =========      =========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the three months ended March 31, 1999 included locomotives with a gain of $154,500, machine tools with a gain of $35,484, and manufacturing equipment with a gain of $74,470. Equipment sold during the three months ended March 31, 1998 included tractors with a gain of $59,159, glass packaging equipment with a gain of $49,138, and manufacturing equipment with a gain of $60,830.

INTEREST INCOME

Interest income varies based on the amount of cash available for investment, pending distribution to partners, and the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to the General Partner decreased for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses and direct services from the General Partner were comparable to 1998. The primary components of general and administrative expenses for the three months ended March 31, 1999 and March 31, 1998 were data processing, advertising, audit and tax fees, bank charges, legal and state income taxes.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual values of its assets to identify other-than-temporary losses in value.

The provision for losses recorded during the three months ended March 31, 1999 related primarily to lessees returning equipment to the Partnership.

Liquidity and Capital Resources
-------------------------------

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the three months ended March 31, 1999, the Partnership declared distributions to the partners of $1,087,715, ($683,675 of which was paid in April 1999). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 1999 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 12%). Therefore, because of the decrease in distributions to the Class A limited partners during the three months ended March 31, 1999, CAII, the sole Class B limited partner, did not receive any distributions of cash from operations.

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

YEAR 2000 ISSUES, continued

expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

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

The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1998 Form 10-K when and where applicable.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1999.

Item No.                           Exhibit Index


   27           Financial Data Schedule

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPITAL PREFERRED YIELD FUND-II, L.P.

                                         By:  CAI Equipment Leasing III Corp.


Dated:    May 17, 1999                   By:  /s/Anthony M. DiPaolo
                                              ------------------------------
                                              Anthony M. DiPaolo
                                              Senior Vice President