Form 10-Q
period 1999-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1999-08-16
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ------------------------

Commission file number                            0-21382
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

                        Exhibit Index appears on Page 15

                               Page 1 of 16 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 1999


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
  Item 1.  Financial Statements (Unaudited)

           Balance Sheets - June 30, 1999 and December 31, 1998               3

           Statements of Income - Three and Six Months Ended
           June 30, 1999 and 1998                                             4

           Statements of Cash Flows - Six Months Ended
           June 30, 1999 and 1998                                             5

           Notes to Financial Statements                                     6-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9-14


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                 15

  Item 6.  Exhibits and Reports on Form 8-K                                  15

           Signature                                                         16

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                                        June 30,    December 31,
                                                          1999         1998
                                                       -----------  ------------
                                                       (Unaudited)

Cash and cash equivalents                              $   809,920   $   784,867
Accounts receivable, net                                   135,811       771,076
Receivable from affiliates                                  42,060             -
Equipment held for sale or re-lease                        313,000       285,299
Net investment in direct finance leases                  2,381,044     2,865,887
Leased equipment, net                                    7,037,090     9,637,771
                                                       -----------   -----------

Total assets                                           $10,718,925   $14,344,900
                                                       ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities          $   893,632   $ 1,334,422
     Payables to affiliates                                 29,256         2,142
     Rents received in advance                              99,895       105,332
     Distributions payable to partners                     184,500       508,106
     Discounted lease rentals                            3,274,552     4,612,151
                                                       -----------   -----------

Total liabilities                                        4,481,835     6,562,153
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                         6,064,880     7,601,001
         Class B                                           172,210       181,746
                                                       -----------   -----------

Total partners' capital                                  6,237,090     7,782,747
                                                       -----------   -----------

Total liabilities and partners' capital                $10,718,925   $14,344,900
                                                       ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended         Six Months Ended
                                                               June 30,                June 30,
                                                      -----------------------   -----------------------
                                                         1999         1998         1999         1998
                                                      ----------   ----------   ----------   ----------

Revenue:
     Operating lease rentals                          $1,141,089   $1,686,865   $2,279,555   $3,497,671
     Direct finance lease income                          61,685       98,928      130,079      195,194
     Equipment sales margin                              103,196       55,503      379,520      235,370
     Interest income                                       8,347       19,509       13,899       49,057
                                                      ----------   ----------   ----------   ----------

         Total revenue                                 1,314,317    1,860,805    2,803,053    3,977,292
                                                      ----------   ----------   ----------   ----------

Expenses:
     Depreciation                                        861,871    1,320,252    1,768,559    2,751,836
     Management fees paid to general partner              29,447       38,298       65,500       77,658
     Direct services from general partner                 35,187       31,127       65,901       62,548
     General and administrative                           54,333       62,300      108,488      114,301
     Interest on discounted lease rentals                 67,019      124,007      146,197      262,914
     Interest on financed operating lease rentals              -       34,203            -       69,809
     Provision for losses                                 25,000      100,000       75,000      125,000
                                                      ----------   ----------   ----------   ----------

         Total expenses                                1,072,857    1,710,187    2,229,645    3,464,066
                                                      ----------   ----------   ----------   ----------

Net income                                            $  241,460   $  150,618   $  573,408   $  513,226
                                                      ==========   ==========   ==========   ==========

Net income allocated:
     To the general partner                           $   10,111   $   17,768   $   20,989   $   37,557
     To the Class A limited partners                     229,007      131,494      546,830      470,839
     To the Class B limited partner                        2,342        1,356        5,589        4,830
                                                      ----------   ----------   ----------   ----------

                                                      $  241,460   $  150,618   $  573,408   $  513,226
                                                      ==========   ==========   ==========   ==========

  Net income per weighted average
      Class A limited partner unit outstanding        $     1.72   $     0.98   $     4.10   $     3.52
                                                      ==========   ==========   ==========   ==========

  Weighted average Class A
       limited partner units outstanding                 133,418      133,579      133,432      133,636
                                                      ==========   ==========   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                    ----------------------------
                                                                      June 30,         June 30,
                                                                        1999            1998
                                                                    -----------      -----------

Net cash provided by operating activities                           $ 3,810,187      $ 5,339,410
                                                                    -----------      -----------

Cash flows from investing activities:
  Upgrade of equipment on operating lease from affiliate                 (4,864)               -
  Investment in direct financing leases, acquired from affiliate             -                 -
                                                                    -----------      -----------

Net cash used in investing activities                                    (4,864)               -
                                                                    -----------      -----------

Cash flows from financing activities:
  Principal payments on discounted lease rentals                     (1,337,599)      (1,765,575)
  Principal payments on financed operating lease rentals                      -         (382,407)
  Distributions to partners                                          (2,434,521)      (3,947,097)
  Redemptions of Class A limited partner units                           (8,150)         (13,095)
                                                                    -----------      -----------

Net cash used in financing activities                                (3,780,270)      (6,108,174)
                                                                    -----------      -----------

Net increase/(decrease) in cash and cash equivalents                     25,053         (768,764)

Cash and cash equivalents at beginning of period                        784,867        1,897,763
                                                                    -----------      -----------

Cash and cash equivalents at end of period                              809,920        1,128,999
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                         $   146,197      $   262,914
  Interest paid on financed operating lease rentals                           -           69,809










   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K. For further information refer to the financial statements of Capital Preferred Yield Fund-II, L.P. (the "Partnership") and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, (the "1998 Form 10-K") previously filed with the Securities and Exchange Commission.

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

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement
     133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

     MANAGEMENT FEES PAID TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 1999, management fees of $7,440 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

1.   Basis of Presentation, continued
     ---------------------

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 1999, direct services from the General Partner in the amount of $21,000 are included in payables to affiliates.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 1999, administrative expenses in the amount of $816 are included in payables to affiliates.

     RECEIVABLE FROM AFFILIATES

     The General Partner collects rents from lessees and applies these rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from affiliate balance. At the end of June 30, 1999, $42,060 of rents had been applied by the General Partner that were transferred to the Partnership in July 1999.

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

3.   Year 2000, continued
     ---------

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                            Six Months
                                               Ended June 30,                         Ended June 30,
                                         ------------------------                -------------------------
                                             1999        1998          Change       1999          1998          Change
                                         -----------  -----------    ----------  -----------   -----------    ----------

Leasing margin                           $  273,884   $  307,331     $ (33,447)  $  494,878    $  608,306     $ (113,428)
Equipment sales margin                      103,196       55,503        47,693      379,520       235,370        144,150
Interest income                               8,347       19,509       (11,162)      13,899        49,057        (35,158)
Management fees paid to general partner     (29,447)     (38,298)        8,851      (65,500)      (77,658)        12,158
Direct services from general partner        (35,187)     (31,127)       (4,060)     (65,901)      (62,548)        (3,353)
General and administrative expenses         (54,333)     (62,300)        7,967     (108,488)     (114,301)         5,813
Provision for losses                        (25,000)    (100,000)       75,000      (75,000)     (125,000)        50,000
                                         ----------   ----------     ---------   ----------    ----------     ----------

Net income                               $  241,460   $  150,618     $  90,842   $  573,408    $  513,226     $   60,182
                                         ==========   ==========     =========   ==========    ==========     ==========


The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:


                                                  Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                              ---------------------------    ----------------------------
                                                  1999          1998             1999            1998
                                              ------------   ------------    ------------    ------------

Operating lease rentals                       $ 1,141,089    $  1,686,865    $  2,279,555    $  3,497,671
Direct finance lease income                        61,685          98,928         130,079         195,194
Depreciation                                     (861,871)     (1,320,252)     (1,768,559)     (2,751,836)
Interest expense on discounted lease rentals      (67,019)       (124,007)       (146,197)       (262,914)
Interest expense on financed operating
   lease rentals                                        -         (34,203)              -         (69,809)
                                              -----------    ------------    ------------    ------------
   Leasing margin                             $   273,884    $    307,331    $    494,878    $    608,306
                                              ===========    ============    ============    ============

   Leasing margin ratio                                23%             17%             21%             16%
                                              ===========    ============    ============    ============


                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 due to portfolio runoff.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                               Three Months Ended           Six Months Ended
                                   June 30,                    June 30,
                           ------------------------   -------------------------
                              1999         1998           1999         1998
                           ----------   -----------   -----------   -----------

Equipment sales revenue    $  261,607   $  393,374    $ 1,155,457   $ 1,324,769
Cost of equipment sales      (158,411)    (337,871)      (775,937)   (1,089,399)
                           ----------   ----------    -----------   -----------
  Equipment sales margin   $  103,196   $   55,503    $   379,520   $   235,370
                           ==========   ==========    ===========   ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the six months ended June 30, 1999 included locomotives with a margin of $154,500, machine tools with a margin of $125,889 and manufacturing equipment with a margin of $74,470. Equipment sold during the six months ended June 30, 1998 included tractors with a margin of $59,159, glass packaging equipment with a margin of $93,594, and manufacturing equipment with a margin of $60,830.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

INTEREST INCOME

Interest income varies based on the amount of cash available for investment pending distribution to partners, and the interest rate on such invested cash. As the Partnership is in its liquidation period, excess cash is being distributed to the partners. Therefore, interest income decreased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998.

EXPENSES

Management fees paid to the General Partner decreased for the three and six months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses and direct services from the General Partner for the three and six months ended June 30, 1999 were comparable to the corresponding period in 1998. The primary components of general and administrative expenses for the three and six months ended June 30, 1999 and June 30, 1998 were data processing, advertising, audit and tax fees, bank charges, legal and state income taxes.

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

The provision for losses recorded during the three and six months ended June 30, 1999 related primarily to lessees returning equipment to the Partnership at lease maturity, and identification of other-than- temporary losses in value for assets currently on lease.

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

During the six months ended June 30, 1999, the Partnership declared distributions to the partners of $2,098,815, ($184,500 of which was paid in July
1999). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

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

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 12% per annum per the Partnership Agreement. The Partnership is in the liquidation stage, and distributions are based on excess cash available from operations. Although on a monthly basis the distributions to the Class A limited partners has varied from an annualized rate of 6 percent to 24 percent, the cumulative distributions during the six months ended June 30, 1999 have been paid at the preferred annualized rate of 12%. Consequently, the Class B limited partner will receive distributions for five of the six months ended June 30, 1999.

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAPITAL PREFERRED YIELD FUND-II, L.P.

                                   By: CAI Equipment Leasing III Corp.


Dated:  August 16, 1999            By: /s/Anthony M. DiPaolo
                                       -----------------------------------------
                                       Anthony M. DiPaolo
                                       Senior Vice President