Form 10-Q
period 1999-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 1999-11-15
CIK 881295

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30,1999
                              -------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

Commission file number            0-21382
                      ---------------------------------------------------------

                     Capital Preferred Yield Fund-II, L.P.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  84-1184628
      -----------------------          ------------------------------------
      (State of organization)          (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
          Lakewood, Colorado                             80235
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (303) 980-1000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No___.
                                        ---

                        Exhibit Index appears on Page 14

                              Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         Quarterly Report on Form 10-Q
                             for the Quarter Ended
                              September 30, 1999


                               Table of Contents
                               -----------------

PART I.   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

  Item 1.     Financial Statements (Unaudited)

              Balance Sheets - September 30, 1999 and December 31, 1998      3

              Statements of Income - Three and Nine Months Ended
              September 30, 1999 and 1998                                    4

              Statements of Cash Flows - Nine Months Ended
              September 30, 1999 and 1998                                    5

              Notes to Financial Statements                                6-7

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8-13

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk    13


PART II.  OTHER INFORMATION

  Item 1.     Legal Proceedings                                             14

  Item 6.     Exhibits and Reports on Form 8-K                              14

              Signature                                                     15

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                             September 30,  December 31,
                                                 1999           1998
                                             -------------  ------------
                                              (Unaudited)

Cash and cash equivalents                    $     776,290  $    784,867
Accounts receivable, net                           229,972       771,076
Receivable from affiliates                          25,550             -
Equipment held for sale or re-lease                776,244       285,299
Net investment in direct finance leases          2,142,619     2,865,887
Leased equipment, net                            5,787,612     9,637,771
                                             -------------  ------------

Total assets                                 $   9,738,287  $ 14,344,900
                                             =============  ============

                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities   $     894,623  $  1,334,422
  Payables to affiliates                            13,909         2,142
  Rents received in advance                         43,340       105,332
  Distributions payable to partners                112,100       508,106
  Discounted lease rentals                       2,762,711     4,612,151
                                             -------------  ------------

Total liabilities                                3,826,683     6,562,153
                                             -------------  ------------

Partners' capital:
  General partner                                        -             -
  Limited partners:
     Class A                                     5,737,676     7,601,001
     Class B                                       173,928       181,746
                                             -------------  ------------

Total partners' capital                          5,911,604     7,782,747
                                             -------------  ------------

Total liabilities and partners' capital      $   9,738,287  $ 14,344,900
                                             =============  ============

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                  -----------------------------------  -----------------
                                                    1999        1998         1999            1998
                                                  ---------  -----------  -----------  -----------------
Revenue:
  Operating lease rentals                          $908,153   $1,723,946   $3,187,708         $5,221,617
  Direct finance lease income                        55,576       86,926      185,655            282,120
  Equipment sales margin                              8,841      444,344      388,360            679,714
  Interest income                                     7,144       13,939       21,043             62,996
                                                   --------   ----------   ----------         ----------

     Total revenue                                  979,714    2,269,155    3,782,766          6,246,447
                                                   --------   ----------   ----------         ----------

Expenses:
  Depreciation                                      659,248    1,249,768    2,427,807          4,001,604
  Management fees paid to general partner            21,238       37,988       86,738            115,646
  Direct services from general partner                7,887       59,438       73,788            121,986
  General and administrative                         34,492       44,943      142,980            159,244
  Interest on discounted lease rentals               56,935      109,600      203,131            372,514
  Interest on financed operating lease rentals            -       29,167            -             98,976
  Provision for losses                               25,000       25,000      100,000            150,000
                                                   --------   ----------   ----------         ----------

     Total expenses                                 804,800    1,555,904    3,034,444          5,019,970
                                                   --------   ----------   ----------         ----------

Net income                                         $174,914   $  713,251   $  748,322         $1,226,477
                                                   ========   ==========   ==========         ==========

Net income allocated:
  To the general partner                           $  5,004   $   15,244   $   25,993         $   52,801
  To the Class A limited partners                   168,192      690,956      715,022          1,161,795
  To the Class B limited partner                      1,718        7,051        7,307             11,881
                                                   --------   ----------   ----------         ----------

                                                   $174,914   $  713,251   $  748,322         $1,226,477
                                                   ========   ==========   ==========         ==========

  Net income per weighted average
      Class A limited partner unit outstanding        $1.26        $5.17        $5.36              $8.70
                                                   ========   ==========   ==========         ==========
  Weighted average Class A
    limited partner units outstanding               133,418      133,528      133,428            133,600
                                                   ========   ==========   ==========         ==========

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                            ------------------------------
                                                            September 30,   September 30,
                                                                 1999            1998
                                                            --------------  --------------

Net cash provided by operating activities                     $ 4,861,198     $ 9,164,516
                                                              -----------     -----------

Cash flows from investing activities:
  Upgrade of equipment on operating lease from affiliate           (4,864)              -
                                                              -----------     -----------

Net cash used in investing activities                              (4,864)              -
                                                              -----------     -----------

Cash flows from financing activities:
  Principal payments on discounted lease rentals               (1,849,440)     (2,499,291)
  Principal payments on financed operating lease rentals                -      (2,257,035)
  Distributions to partners                                    (3,007,321)     (5,179,015)
  Redemptions of Class A limited partner units                     (8,150)        (15,997)
                                                              -----------     -----------

Net cash used in financing activities                          (4,864,911)     (9,951,338)
                                                              -----------     -----------

Net decrease in cash and cash equivalents                          (8,577)       (786,822)

Cash and cash equivalents at beginning of period                  784,867       1,897,763
                                                              -----------     -----------

Cash and cash equivalents at end of period                        776,290       1,110,941
                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                   $   203,131     $   372,514
  Interest paid on financed operating lease rentals                     -          98,976


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

2. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Management Fees Paid to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 1999, management fees of $6,909 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                            (Unaudited), continued

2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Direct Services from General Partner

   The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 1999, direct services from the General Partner in the amount of $7,000 are included in payables to affiliates.

   General and Administrative Expenses

   The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership. At September 30, 1999, there are no administrative expenses included in payables to affiliates.

   Receivable From Affiliates

   The General Partner collects rents from lessees and applies these rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from affiliate balance. As of September 30, 1999, $25,550 of rents had been applied by the General Partner that were transferred to the Partnership subsequent to the end of the quarter and prior to the filing of the September 30, 1999 Quarterly Report.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                    Nine Months
                                            Ended September 30,             Ended September 30,
                                           ----------------------  -------------------------------------
                                              1999        1998       Change        1999         1998        Change
                                           ----------  ----------  -----------  ----------  ------------  -----------

Leasing margin                              $247,546    $422,337    $(174,791)  $ 742,425    $1,030,643    $(288,218)
Equipment sales margin                         8,841     444,344     (435,503)    388,360       679,714     (291,354)
Interest income                                7,144      13,939       (6,795)     21,043        62,996      (41,953)
Management fees paid to general partner      (21,238)    (37,988)      16,750     (86,738)     (115,646)      28,908
Direct services from general partner          (7,887)    (59,438)      51,551     (73,788)     (121,986)      48,198
General and administrative expenses          (34,492)    (44,943)      10,451    (142,980)     (159,244)      16,264
Provision for losses                         (25,000)    (25,000)           -    (100,000)     (150,000)      50,000
                                            --------    --------    ---------   ---------    ----------    ---------

Net income                                  $174,914    $713,251    $(538,337)  $ 748,322    $1,226,477    $(478,155)
                                            ========    ========    =========   =========    ==========    =========

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

Leasing Margin

Leasing margin consists of the following:
                                                     Three Months Ended     Nine Months Ended
                                                        September 30,          September 30,
                                                ---------------------------------------------------
                                                   1999          1998          1999          1998
                                                ---------   -----------   -----------   -----------
Operating lease rentals                         $ 908,153   $ 1,723,946   $ 3,187,708   $ 5,221,617
Direct finance lease income                        55,576        86,926       185,655       282,120
Depreciation                                     (659,248)   (1,249,768)   (2,427,807)   (4,001,604)
Interest expense on discounted lease rentals      (56,935)     (109,600)     (203,131)     (372,514)
Interest expense on financed operating
 lease rentals                                          -       (29,167)            -       (98,976)
                                                ---------   -----------   -----------   -----------
 Leasing margin                                 $ 247,546   $   422,337   $   742,425   $ 1,030,643
                                                =========   ===========   ===========   ===========

 Leasing margin ratio                                  26%           23%           22%           19%
                                                =========   ===========   ===========   ===========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 due to portfolio runoff.

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

Equipment Sales Margin

Equipment sales margin consists of the following:


                                Three Months Ended               Nine Months Ended
                                   September 30,                    September 30,
                           -----------------------------    -----------------------------
                              1999         1998                 1999             1998
                           ----------  ------------         -----------------------------

Equipment sales revenue    $ 128,805   $ 2,031,273          $1,284,262        $ 3,356,042
Cost of equipment sales     (119,964)   (1,586,929)           (895,902)        (2,676,328)
                           ---------   -----------          ----------        -----------
 Equipment sales margin    $   8,841   $   444,344          $  388,360        $   679,714
                           =========   ===========          ==========        ===========

Equipment sales margin fluctuates based on the amount and composition of equipment available for sale. Currently, the Partnership is in its liquidation phase as defined in the Partnership Agreement. Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the nine months ended September 30, 1999 included locomotives with a margin of $154,500, machine tools with a margin of $131,195 and manufacturing equipment with a margin of $74,470. Equipment sold during the nine months ended September 30, 1998 included tractors with a margin of $59,159, glass packaging equipment with a margin of $93,594, and manufacturing equipment with a margin of $60,830.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Interest Income

Interest income varies based on the amount of cash available for investment pending distribution to partners, and the interest rate on such invested cash. As the Partnership is in its liquidation period, excess cash is being distributed to the partners. Therefore, interest income decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998.

Expenses

Management fees paid to the General Partner decreased for the three and nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses from the General Partner for the three and nine months ended September 30, 1999 were comparable to the corresponding period in 1998. The primary components of general and administrative expenses for the three and nine months ended September 30, 1999 and September 30, 1998 were data processing, advertising, audit and tax fees, bank charges, legal and state income taxes.

Direct services from the General Partner for the three and nine months ended September 30, 1999 decreased primarily because of a change in the methodology used to determine the amount to be reimbursed to the affiliate for asset management services. The affiliate now charges the Partnership a fixed fee for asset management services. This fee is equal to an estimated cost to refurbish a piece of equipment returned to the affiliates' warehouse. The fee is charged to the Partnership when the equipment is returned, and is recorded as an expense for the period.

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

The provision for losses recorded during the three and nine months ended September 30, 1999 related primarily to lessees returning equipment to the Partnership at lease maturity, and identification of other-than-temporary losses in value for assets currently on lease.


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

During the nine months ended September 30, 1999, the Partnership declared distributions to the partners of $2,599,215, ($112,100 of which was paid in October 1999). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 12% per annum per the Partnership Agreement. The Partnership is in the liquidation stage, and distributions are based on excess cash available from operations. Although on a monthly basis the distributions to the Class A limited partners has varied from an annualized rate of 6 percent to 24 percent, the cumulative distributions during the nine months ended September 30, 1999 have been paid at the preferred annualized rate of 12%. Consequently, the Class B limited partner received distributions for five of the nine months ended September 30, 1999.

Year 2000 Issues

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its internal information technology ("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The affiliate is in the process of upgrading or replacing all components of its IT systems which were identified as being affected by the Year 2000 issue. At the present time, the affiliate has completed upgrades and testing of the upgrades for all components of its IT systems except its primary application software which controls the partnership's financial records, asset management detail, and billing records. The affiliate has fully identified all aspects of the application software which have Year 2000 issues and has commenced the process of upgrading the software. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, the affiliate does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis due to billing or collection problems which could arise related to Year 2000 issues. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The cost of addressing Year 2000 issues, which are borne by the affiliate, are not expected to be material to the Partnership. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations, or on its ability to provide services to the Partnership.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 By:  CAI Equipment Leasing III Corp.


Dated: November 15, 1999         By:  /s/ Dana T. Martin
                                      -----------------------------------------
                                      Dana T. Martin
                                      Assistant Vice President