Form 10-K
period 1999-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2000-04-14
CIK 881295

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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


                       Exhibit Index Appears on Page 34

                              Page 1 of 35 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-II, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 19, 1991 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing III Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. During the liquidation stage, purchases of equipment have ceased (other than for prior commitments and equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2009. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated between 2000 and 2001.

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

During 1999, the Partnership had equipment on lease to investment grade lessees in the financial services, transportation services and manufacturing industries, among others. Since the Partnership's formation, approximately 71% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company
(i) with a net worth in excess of $100 million (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a

         --------

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

The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for 12% ($726,300) and 11% ($693,153) of total leasing and remarketing revenue of the Partnership during 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.


Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  As of December 31, 1999, the number of Class A limited partners was 1,719.

(c)  Distributions
     -------------

     During 1999, the Partnership made thirteen (13) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                               Distributions Per
                                                 $250 Class A
                                             Limited Partner Unit
         For the              Payment           (computed on          Total
       Month Ended          Made During       weighted average)    Distributions
     -------------------   --------------    --------------------  -------------

     December 31, 1998     January 1999            $ 3.75             $  500,000
     January 31, 1999      February 1999             1.50                200,000
     February 28, 1999     March 1999                1.50                200,000
     March 31, 1999        April 1999                5.07                676,838
     April 30, 1999        May 1999                  2.08                277,497
     May 31, 1999          June 1999                 4.12                549,791
     June 30, 1999         July 1999                 1.28                170,676
     July 31, 1999         August 1999               2.23                297,396
     August 31, 1999       September 1999            0.74                 99,000
     September 30, 1999    October 1999              0.74                 99,000
     October 31, 1999      November 1999             1.48                198,000
     November 30, 1999     December 19999            1.48                198,000
     December 31, 1999     December 1999             0.74                 99,000
                                                   ------             ----------
                                                   $26.71             $3,565,198
                                                   ======             ==========

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

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         ------------------

(c)  Distributions, continued
     -------------

     Distributions to the general partner and Class B limited partner during 1999 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes that the Partnership will generate sufficient cash flow from operations during 2000 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                          Distributions Per
                                             $250 Class A
                                          Limited Partner Unit
         For the              Payment        (computed on           Total
        Month Ended         Made During    weighted average)    Distributions
     --------------------  -------------- --------------------  -------------

     December 31, 1997     January 1998        $  3.74             $  500,000
     January 31, 1998      February 1998          3.74                500,000
     February 28, 1998     March 1998             5.24                700,000
     March 31, 1998        April 1998             5.61                750,000
     April 30, 1998        May 1998               5.24                700,000
     May 31, 1998          June 1998              5.61                750,000
     June 30, 1998         July 1998              2.25                300,000
     July 31, 1998         August 1998            2.99                400,000
     August 31, 1998       September 1998         3.74                500,000
     September 30, 1998    October 1998           4.49                600,000
     October 31, 1998      November 1998          2.51                335,700
     November 30, 1998     December 1998          2.99                400,000
                                               -------             ----------
                                               $ 48.15             $6,435,700
                                               =======             ==========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statement.

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         ------------------

(c)    Distributions, continued
       -------------

                Distribution Amount     Distribution % per
                 per $250 Class A          $250 Class A
               Limited Partner Unit    Limited Partner Unit
  Payment         (computed on            (computed on
Made During      weighted average)    weighted average) (1)
-------------  ---------------------  ----------------------

   1992            $ 15.00                      12%
   1993              30.00                      12%
   1994              30.00                      12%
   1995              30.00                      12%
   1996              30.00                      12%
   1997              35.45                      14%
   1998              48.15                      19%
   1999              26.71                      11%
                   -------
                   $245.31
                   =======

     (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements began July 1992.


Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1995 through 1999 and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.


                                                                    Years Ended December 31,
                                               ------------------------------------------------------------------
                                                  1999         1998          1997          1996          1995
                                               -----------  -----------  ------------  ------------  ------------

Total revenue                                   $4,668,842  $ 7,578,793   $10,309,337   $10,870,083   $12,719,445
Net income                                         408,915    1,035,755     1,456,778       231,258     1,009,230
Net income per weighted average Class A
  limited partner unit outstanding                    2.80         7.19         10.40          1.40          7.09
Total assets                                     8,593,113   14,344,900    25,032,730    33,516,785    31,806,534
Discounted and financed operating
  lease rentals                                  2,321,818    4,612,151    10,218,917    15,559,029    10,009,561
Distributions declared to partners               3,099,217    6,537,374     4,995,930     4,101,808     4,131,126
Distributions declared per monthly weighted
  average Class A limited partner unit               22.97        48.18         36.69         30.00         30.00

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.   Results of Operations
     ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statements categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                              Years Ended December 31,                Years Ended December 31,
                                        -------------------------------------  ---------------------------------------
                                           1999         1998        Change         1998          1997        Change
                                        ----------  ------------  -----------  ------------  ------------  -----------

Leasing margin                          $ 986,528    $1,311,823    $(325,295)   $1,311,823    $1,662,250    $(350,427)
Equipment sales margin                    480,241       686,049     (205,808)      686,049       572,363      113,686
Interest income                            30,932        73,671      (42,739)       73,671        80,642       (6,971)
Management fees paid to
  general partner                        (103,977)     (156,307)      52,330      (156,307)     (200,538)      44,231
Direct services from general partner      (90,393)     (137,348)      46,955      (137,348)     (107,779)     (29,569)
General and administrative               (183,548)     (232,133)      48,585      (232,133)     (225,160)      (6,973)
Provision for losses                     (710,868)     (510,000)    (200,868)     (510,000)     (325,000)    (185,000)
                                        ---------    ----------    ---------    ----------    ----------    ---------

   Net income                           $ 408,915    $1,035,755    $(626,840)   $1,035,755    $1,456,778    $(421,023)
                                        =========    ==========    =========    ==========    ==========    =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the equipment is being remarketed (i.e., re-leased, renewed, or sold),and accordingly, the timing and amount of equipment sales cannot be projected accurately. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

Leasing Margin

Leasing margin consists of the following:


                                                                  Years Ended December 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Operating lease rentals                                 $ 3,924,612   $ 6,457,667   $ 9,251,501
Direct finance lease income                                 233,057       361,406       404,831
Depreciation                                             (2,919,980)   (4,942,188)   (7,066,062)
Interest expense on discounted lease rentals               (251,161)     (466,086)     (745,295)
Interest expense on financed operating lease rentals              -       (98,976)     (182,725)
                                                        -----------   -----------   -----------

 Leasing margin                                         $   986,528   $ 1,311,823   $ 1,662,250
                                                        ===========   ===========   ===========

 Leasing margin ratio                                            24%           19%           17%
                                                        ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Leasing Margin, continued

All components of leasing margin decreased for the year ended December 31, 1999 compared to the years ended December 31, 1998 and December 31, 1997, and is expected to decline further due to portfolio runoff. Leasing margin ratio increased and is expected to increase further as non-recourse debt is repaid. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid. Leasing margin ratio generally varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                   Years Ended December 31,
                           ----------------------------------------
                               1999          1998          1997
                           ------------  ------------  ------------

Equipment sales revenue    $ 2,114,523   $ 3,936,815   $ 2,217,177
Cost of equipment sales     (1,634,282)   (3,250,766)   (1,644,814)
                           -----------   -----------   -----------
Equipment sales margin     $   480,241   $   686,049   $   572,363
                           ===========   ===========   ===========

The Partnership is in its liquidation stage (as defined in the Partnership Agreement). Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party). Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment.

Interest Income

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

Expenses

Management fees and general and administrative expenses paid to General Partner decreased due to portfolio run-off.

The decrease in direct services from the General Partner from 1998 to 1999 is due to a change in the methodology used to determine the amount to be reimbursed to the affiliate for asset management services. The affiliate now charges the Partnership a fixed fee for asset management services. This fee is equal to an estimated cost to refurbish a piece of equipment returned to the affiliates' warehouse. The fee is charged to the

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Expenses, continued

Partnership when the equipment is returned, and is recorded as an expense for the period. Direct services from the General Partner were higher in 1998 compared to 1997 due to additional costs associated with warehousing and selling equipment returned to the Partnership.

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

The provision for losses recorded during 1999 related to the following:

 . $79,000 related to declines in the net realizable value of off-lease forklifts.

 . $367,085 related primarily to lessees returning certain manufacturing and mining equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

 . $89,783 related to semiconductor equipment returned to the Partnership. The fair market value of this equipment is lower than anticipated.

 . $175,000 related to declines in the realizable value of on-lease computer and manufacturing equipment.

The provision for losses recorded during 1998 related to the following:

 . $285,000 related primarily to lessees returning certain computer and manufacturing equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than was anticipated.

 . $125,000 related to anticipated declines in the realizable value of on-lease mining equipment.

 . $100,000 related to a lessee that filed for Chapter 11 bankruptcy protection in April 1998. The general partner has received information that the lessee liquidated the equipment and has filed a claim as an unsecured creditor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I.   Results of Operations, continued
     ---------------------

Provision for losses, continued

The provision for losses recorded during 1997 related to the following:

 . $245,000 related to lessees returning equipment to the Partnership.  The
  Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

 . $80,000 for a deficiency related to a lease with a lessee that filed for Chapter 11 bankruptcy protection on July 12, 1996. The lease was funded with non-recourse debt and the lending institution repossessed and liquidated the equipment during March 1997 resulting in a deficiency to the Partnership.

II.  Liquidity and Capital Resources
     -------------------------------

The Partnership is in its liquidation stage, as defined in the Partnership Agreement and, as expected, the Partnership is not purchasing additional equipment, initial leases are expiring and equipment is being remarketed (i.e., re-leased, renewed, or sold). As a result, both the size of the Partnership's leasing portfolio and the amount of revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

The equipment purchased of $3,364 in 1999 represents an upgrade to an existing lease. No equipment was purchased during 1998. During 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $1,085,000.

During 1999, 1998 and 1997, the Partnership declared distributions to the partners of $3,099,215, $6,537,374, and $4,995,930, respectively. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during 2000 to (1) meet current operating requirements and
(2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation stage are based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

CAII, an affiliate of the general partner, owes the Partnership $70,547 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership.

The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no assurance that another provider of these services can be identified.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        --------------

III.  New Accounting Pronouncements
      -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership is in the liquidation stage (as defined in the Partnership Agreement). Consequently, the partnership is no longer originating new leases. The partnership's existing leases are non-cancelable, have fixed rates and are financed with fixed rate debt. Therefore, the partnership has no significant exposure to fluctuations in interest rates or other market risk exposure.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                        Page
                                                                       Number
                                                                       ------
          Financial Statements
          --------------------

               Independent Auditors' Report                              13

               Balance Sheets as of December 31, 1999 and 1998           14

               Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997                        15

               Statements of Partners' Capital for the years ended
                 December 31, 1999, 1998 and 1997                        16

               Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                        17

               Notes to Financial Statements                          18-28


          Financial Statement Schedule
          ----------------------------

               Independent Auditors' Report                              29

               Schedule II - Valuation and Qualifying Accounts           30

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                    /s/KPMG LLP
                                    -----------------------
                                    KPMG LLP



Denver, Colorado
March 24, 2000

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                              ASSETS

                                                                            1999          1998
                                                                        ----------   -----------
Cash and cash equivalents                                               $1,345,288   $   784,867
Accounts receivable, net                                                   332,475       771,076
Receivable from affiliates                                                 243,586             -
Equipment held for sale or re-lease                                        566,714       285,299
Net investment in direct finance leases                                  1,946,226     2,865,887
Leased equipment, net                                                    4,158,824     9,637,771
                                                                        ----------   -----------

     Total assets                                                       $8,593,113   $14,344,900
                                                                        ==========   ===========
                       LIABILITIES AND PARTNERS' CAPITAL


Liabilities:
     Accounts payable and accrued liabilities                           $1,171,040   $ 1,334,422
     Payables to affiliates                                                 12,655         2,142
     Rents received in advance                                               1,303       105,332
     Distributions payable to partners                                       2,000       508,106
     Discounted lease rentals                                            2,321,818     4,612,151
                                                                        ----------   -----------

         Total liabilities                                               3,508,816     6,562,153
                                                                        ----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:

    General partner                                                             -             -
    Limited partners:
        Class A 260,000 units authorized; 133,418 and 133,518 units
        issued and outstanding in 1999 and 1998, respectively            4,901,714     7,601,001
        Class B                                                            182,583       181,746
                                                                        ----------   -----------
    Total partners' capital                                              5,084,297     7,782,747
                                                                        ----------   -----------
    Total liabilities and partners' capital                             $8,593,113   $14,344,900
                                                                        ==========   ===========

                See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                 Years ended December 31, 1999, 1998, and 1997

                                                     1999         1998         1997
                                                  -----------  -----------  -----------
Revenue:
  Operating lease rentals                          $3,924,612   $6,457,667  $ 9,251,501
  Direct finance lease income                         233,057      361,406      404,831
  Equipment sales margin                              480,241      686,049      572,363
  Interest income                                      30,932       73,671       80,642
                                                   ----------   ----------  -----------

     Total revenue                                  4,668,842    7,578,793   10,309,337
                                                   ----------   ----------  -----------

Expenses:
  Depreciation                                      2,919,980    4,942,188    7,066,062
  Interest on discounted lease rentals                251,161      466,086      745,295
  Interest on financed operating lease rentals              -       98,976      182,725
  Management fees paid to general partner             103,977      156,307      200,538
  Direct services from general partner                 90,393      137,348      107,779
  General and administrative                          183,548      232,133      225,160
  Provision for losses                                710,868      510,000      325,000
                                                   ----------   ----------  -----------

     Total expenses                                 4,259,927    6,543,038    8,852,559
                                                   ----------   ----------  -----------

Net income                                         $  408,915   $1,035,755  $ 1,456,778
                                                   ==========   ==========  ===========

Net income allocated:
  To the general partner                           $   30,994   $   65,374  $    49,960
  To the Class A limited partners                     374,059      960,533    1,392,588
  To the Class B limited partner                        3,862        9,848       14,230
                                                   ----------   ----------  -----------

                                                   $  408,915   $1,035,755  $ 1,456,778
                                                   ==========   ==========  ===========

Net income per weighted average Class
  A limited partner unit outstanding               $     2.80   $     7.19  $     10.40
                                                   ==========   ==========  ===========

Weighted average Class A limited partner
  units outstanding                                   133,425      133,582      133,886
                                                   ==========   ==========  ===========




                See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years ended December 31, 1999, 1998 and 1996


                                                    Class A
                                                    Limited       Class A      Class B
                                         General    Partner       Limited      Limited
                                         Partner     Units       Partners      Partner        Total
                                        ---------  ----------  -------------  ----------  -------------

Partners' capital, January 1, 1997      $      -     133,978    $16,637,978    $230,268    $16,868,246

Redemptions                                    -        (260)       (28,732)          -        (28,732)
Net income                                49,960           -      1,392,588      14,230      1,456,778
Distributions declared to partners       (49,960)          -     (4,909,670)    (36,300)    (4,995,930)
                                        --------    --------    -----------    --------    -----------

Partners' capital, December 31, 1997           -     133,718     13,092,164     208,198     13,300,362

Redemptions                                    -        (200)       (15,996)          -        (15,996)
Net income                                65,374           -        960,533       9,848      1,035,755
Distributions declared to partners       (65,374)          -     (6,435,700)    (36,300)    (6,537,374)
                                        --------    --------    -----------    --------    -----------

Partners' capital, December 31, 1998           -     133,518      7,601,001     181,746      7,782,747

Redemptions                                             (100)        (8,148)          -         (8,148)
Net income                                30,994           -        374,059       3,862        408,915
Distributions declared to partners       (30,994)          -     (3,065,198)     (3,025)    (3,099,217)
                                        --------    --------    -----------    --------    -----------
Partners' capital, December 31, 1999    $      -     133,418    $ 4,901,714    $182,583    $ 5,084,297
                                        ========    ========    ===========    ========    ===========




                See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997

                                                                      1999          1998           1997
                                                                  ------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                      $   408,915   $  1,035,755   $  1,456,778
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation                                                   2,919,980      4,942,188      7,066,062
     Provision for losses                                             710,868        510,000        325,000
     Cost of equipment sales                                        1,634,282      3,250,766      1,644,814
     Recovery of investment in direct finance leases                  874,706        964,247        943,666
     Changes in assets and liabilities:
       Increase in accounts receivable, net                           419,322        (92,267)      (281,795)
       Increase (decrease) in payables to affiliates                 (233,073)       (18,115)        (5,776)
       Increase (decrease) in accounts payable and accrued
         liabilities                                                 (163,384)       451,744        271,531
       Increase (decrease) in rents received in advance              (104,029)         2,922         (8,536)
                                                                  -----------   ------------   ------------
  Net cash provided by operating activities                         6,467,587     11,047,240     11,411,744
                                                                  -----------   ------------   ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate            (3,364)             -     (1,062,284)
  Investment in direct finance leases, acquired from affiliate              -              -        (22,469)
                                                                  -----------   ------------   ------------
  Net cash used in investing activities                                (3,364)             -     (1,084,753)
                                                                  -----------   ------------   ------------

Cash flows from financing activities:
  Principal payments on discounted lease rentals                   (2,290,333)    (3,349,731)    (4,436,008)
  Principal payments on financed operating lease rentals                    -     (2,257,035)      (904,104)
  Proceeds from discounting of lease rentals                                -              -              -
  Distributions to partners                                        (3,605,321)    (6,537,374)    (4,829,208)
  Redemptions of Class A limited partner units                         (8,148)       (15,996)       (28,732)
                                                                  -----------   ------------   ------------
  Net cash used in financing activities                            (5,903,802)   (12,160,136)   (10,198,052)
                                                                  -----------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                  560,421     (1,112,896)       128,939
Cash and cash equivalents at beginning of year                        784,867      1,897,763      1,768,824
                                                                  -----------   ------------   ------------
Cash and cash equivalents at end of year                          $ 1,345,288   $    784,867   $  1,897,763
                                                                  ===========   ============   ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                       $   251,161   $    466,086   $    745,295
  Interest paid on financed lease rentals                                   -         98,976        182,725

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

    The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 135,774 Class A limited partner units to 1,796 investors at a price of $250 per Class A limited partner unit. Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. The Class B limited partner contributed $330,000 to the Partnership. The Class B limited partner has no remaining obligation to contribute cash to the Partnership. Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, collectibility of accounts receivable and valuation of investing, as discussed below. Actual results could differ from those estimates.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued


 1.  Organization and Summary of Significant Accounting Policies, continued
     ------------------------------------------------------------
     Partnership Cash Distributions and Allocations of Profit and Loss, continued

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

  Recently Issued Financial Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Recently Issued Financial Accounting Standards, continued

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

    Cash Equivalents

    The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $786,000 and $730,000 at December 31, 1999 and 1998, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

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


2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                                 1999          1998
                                              ----------    ----------

     Minimum lease payments receivable        $1,171,361    $2,284,333
     Estimated residual values                   961,661       997,342
     Less unearned income                       (186,796)     (415,788)
                                              ----------    ----------

                                              $1,946,226    $2,865,887
                                              ==========    ==========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued

3. Leased Equipment
   ----------------
   The Partnership's investments in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                                    1999                                        1998
                                                               -------------                               -------------

   Transportation and industrial equipment                      $ 8,755,266                                 $ 16,628,291
   Computers and peripherals                                      1,786,631                                    3,271,704
   Office furniture and equipment                                 1,481,627                                    2,918,088
   Other                                                                  -                                      264,567
                                                               ------------                                -------------
                                                                 12,023,524                                   23,082,650
   Less:
     Accumulated depreciation                                    (7,800,289)                                 (13,134,092)
     Allowance for losses                                           (64,411)                                    (310,787)
                                                               ------------                                -------------
                                                                $ 4,158,824                                 $  9,637,771

   Depreciation expense for 1999, 1998 and 1997 was $2,919,980, $4,942,188 and
   $7,066,062, respectively.

4. Future Minimum Lease Payments
   -----------------------------

   Future minimum lease payments receivable from non-cancelable leases at December 31, 1999 are as follows:

       Year Ending December 31,                                DFLs                OLs
    ------------------------------                       ---------------     -------------
               2000                                         $  778,157         $ 1,451,370
               2001                                            393,204             386,337
               2002                                                  -              16,596
               2003                                                  -               9,027
                                                         --------------      -------------
                    Total                                   $ 1,171,361          1,863,330
                                                         ==============      =============

5. Discounted Lease Rentals
   ------------------------

   Discounted lease rentals outstanding at December 31, 1999 bear interest at rates primarily ranging between 6% and 9.5% Aggregate maturities of such non-recourse obligations are as follows:

                Year Ending December 31,
                ------------------------

                          2000                             $1,553,522
                          2001                                768,296
                                                           ----------
                               Total                       $2,321,818
                                                           ==========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued


6. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Origination Fee and Evaluation Fee
   ----------------------------------

   The general partner received a fee equal to 4% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 2%, of which, represented compensation for selecting, negotiating and consummating the acquisition of the equipment and another 2%, of which, represented reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. Origination and evaluation fees totaled approximately $39,000 in 1997, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct finance leases. The Partnership did not pay any fees during 1999 as the acquisition represented an upgrade to an existing lease and there were no equipment purchases for 1998.

   Management Fees Paid to General Partner
   ---------------------------------------

   The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $104,000, $156,000 and $201,000 of management fees during 1999, 1998 and 1997, respectively.

   Direct Services from General Partner
   ------------------------------------

   The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $90,000, $137,000 and $108,000 of direct services from the general partner during 1999, 1998 and 1997, respectively.

   Equipment Purchases
   -------------------

   The equipment purchase in 1999 represents an upgrade to an existing lease and the Partnership did not acquire any new equipment in 1998. The Partnership purchased equipment from CAII with a total purchase price of approximately $1,085,000 during 1997. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued

   Payable to Affiliates
   ---------------------

   Payables to affiliates for 1999 consists of $6,116 and $6,539 for direct services from general partner and management fees paid to the general partner.

   Receivable from Affiliates
   --------------------------

   The General Partner collects rents from lessees and applies there rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from affiliate balance.

7. Tax Information, (unaudited)
   ---------------

   The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:

                                                                    1999          1998          1997
                                                                ------------  ------------  ------------

   Net income per financial statements                           $  408,915    $1,035,755   $ 1,456,778
   Differences due to:
     Direct finance leases                                          871,084       969,049       947,137
     Depreciation                                                   (72,828)     (325,966)   (1,511,510)
     Provision for losses                                           710,868       510,000       325,000
     Gain/loss on sale of assets                                     (6,743)    1,242,693      (468,349)
     Other                                                          (64,350)       (9,033)   (1,028,690)
                                                                 ----------    ----------   -----------
   Partnership income (loss) for federal income tax purposes     $1,846,946    $3,422,498   $  (279,634)
                                                                 ==========    ==========   ===========

   The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:

                                                            1999           1998           1997
                                                        -------------  -------------  -------------

   Partners' capital per financial statements           $  5,084,297   $  7,782,747   $ 13,300,362
   Differences due to:
     Commissions and offering costs                        4,868,944      4,868,944      4,868,944
     Direct finance leases                                 6,620,936      5,749,852      4,780,803
     Depreciation                                        (12,387,737)   (12,314,909)   (11,988,943)
     Provision for losses                                  1,220,868        510,000        325,000
     Gain/loss on sale of assets                              (6,743)     1,242,693       (468,349)
     Other                                                 1,694,567        516,313        670,811
                                                        ------------   ------------   ------------
   Partners' capital for federal income tax purposes    $  7,095,132   $  8,355,640   $ 11,488,628
                                                        ============   ============   ============

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

   The Partnership leased equipment to a significant number of lessees. Two lessees and their affiliates accounted for 12% ($726,300) and 11% ($693,153) of total leasing and remarketing revenue of the Partnership during 1999.

9. Disclosures about Fair Value of Financial Instruments
   -----------------------------------------------------

   Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 1999 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, receivable from affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

   As of December 31, 1999, discounted lease rentals of approximately $2,322,000 had fair values of $2,028,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1999.

10. General Partner Matters (unaudited)
    -----------------------------------

   CAII, an affiliate of the general partner, owes the Partnership $70,547 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership.

   The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no assurance that another provider of these services can be identified.

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-II, L.P.:

Under date of March 24, 2000, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/KPMG LLP
                                   --------------------
                                   KPMG LLP

Denver, Colorado
March 24, 2000

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1999, 1998 and 1997


          COLUMN A                          COLUMN B        COLUMN C       COLUMN D        COLUMN E
-------------------------------           -----------    ------------   -------------     -----------
                                           Balance at     Additions                         Balance
                                           Beginning      Charged to                        at End
Classification                              of Year       Expenses      Deductions (1)      of Year
----------------                          -----------    ------------   -------------     -----------

          1999
--------------------------------

Allowance for losses:
 Accounts receivable                      $   25,000      $         -    $          -     $   25,000
 Equipment on operating leases               185,787          710,868        (832,244)        64,411
                                          ----------      -----------    ------------     -----------

                                          $  210,787      $   710,868    $   (832,244)    $   89,411
                                          ----------      -----------    ------------     -----------

          1998
--------------------------------

Allowance for losses:
 Accounts receivable                      $   25,000      $         -    $          -     $   25,000
 Equipment on operating leases               150,954          510,000        (475,167)       185,787
                                          ----------      -----------    ------------     -----------

                                          $  175,954      $   510,000    $   (475,167)    $  210,787
                                          ----------      -----------    ------------     -----------

          1997
--------------------------------

Allowance for losses:
 Accounts receivable                      $   25,000      $        -     $          -     $   25,000
 Equipment on operating leases               255,956         325,000         (430,002)       150,954
                                          ----------      -----------    ------------     -----------

                                          $  280,956      $  325,000     $   (430,002)    $  175,954
                                          ----------      -----------    ------------     -----------

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

                     CAI Equipment Leasing III Corporation

       Name                         Positions Held
                                    --------------

     John F. Olmstead         President and Director
     Richard H. Abernethy     Vice President and Director
     Joseph F. Bukofski       Chief Accounting Officer, Vice President and
                               Director
     Robert A. Golden         Director
     Mick Myers               Director

John F. Olmstead, age 56, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has foureen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

          ---------------------------------------------------

Joseph F. Bukofski, age 44, joined CAII in June 1990 as a Financial Analyst.
Mr. Bukofski is currently the Vice President and Treasurer. Prior to becoming Treasurer, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

Mick Myers, age 42, joined CAII in February 1992 as a Senior Portfolio Manager. Currently he is Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

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

          CAI Equipment Leasing III Corp. is the general partner.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Equipment Leasing III Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

Item 12.  Security Ownership of Certain Beneficial Owners and Management,
          --------------------------------------------------------------
          continued

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1999.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1999:



Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $104,000 for 1999.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $90,000 during 1999.

General Partner Distributions
-----------------------------

The general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled approximately $31,000 and $31,000, respectively, for 1999. Distributions and net income allocated to the Class B limited partner totaled approximately $3,000 and $5,000, respectively, for 1999.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a) and (d) The following documents are filed as part of this Report:

     1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     (c)   Exhibits required to be filed.

     Exhibit                        Exhibit
     Number                           Name
     ------                          ------

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

Dated: ____________, 2000           Capital Preferred Yield Fund-II,L.P.

                                    By:  CAI Equipment Leasing III Corporation

                                    By:  /s/John F. Olmstead
                                         ---------------------------------------
                                         John F. Olmstead
                                         President and Director

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

Signature                                  Title
---------                                  -----


/s/John F. Olmstead
-------------------------
John F. Olmstead                    President and Director


/s/Richard H. Abernethy
-------------------------
Richard H. Abernethy                Vice President and Director


/s/Joseph F. Bukofski
-------------------------
Joseph F. Bukofski                  Chief Accounting Officer, Vice President and
Director


/s/Mick Myers
-------------------------
Mick Myers                          Director