Form 10-K/A
period 1999-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2000-05-23
CIK 881295

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KA

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                       Exhibit Index Appears on Page 36

                              Page 1 of 37 Pages

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

(b)  As of December 31, 1999, the number of Class A limited partners was 1,719.

(c)  Distributions
     -------------

     During 1999, the Partnership made thirteen (13) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                    Distributions Per
                                                       $250 Class A
                                                   Limited Partner Unit
        For the                     Payment             (computed on            Total
      Month Ended                 Made During         weighted average)     Distributions
     -------------              --------------       -----------------      -------------
     December 31, 1998          January 1999              $3.75            $  500,000
     January 31, 1999           February 1999              1.50               200,000
     February 28, 1999          March 1999                 1.50               200,000
     March 31, 1999             April 1999                 5.07               676,838
     April 30, 1999             May 1999                   2.08               277,497
     May 31, 1999               June 1999                  4.12               549,791
     June 30, 1999              July 1999                  1.28               170,676
     July 31, 1999              August 1999                2.23               297,396
     August 31, 1999            September 1999             0.74                99,000
     September 30, 1999         October 1999               0.74                99,000
     October 31, 1999           November 1999              1.48               198,000
     November 30, 1999          December 1999              1.48               198,000
     December 31, 1999          December 1999              0.74                99,000
                                                         ------            ----------
                                                         $26.71            $3,565,198
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

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
Matters, continued
------------------

(c)  Distributions, continued
     -------------

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                  Distributions Per
                                                     $250 Class A
                                                 Limited Partner Unit
     For the                       Payment           (computed on           Total
     Month Ended                 Made During       weighted average)    Distributions
     -------------------------  --------------     -----------------    -------------

     December 31, 1997          January 1998            $3.74           $  500,000
     January 31, 1998           February 1998            3.74              500,000
     February 28, 1998          March 1998               5.24              700,000
     March 31, 1998             April 1998               5.61              750,000
     April 30, 1998             May 1998                 5.24              700,000
     May 31, 1998               June 1998                5.61              750,000
     June 30, 1998              July 1998                2.25              300,000
     July 31, 1998              August 1998              2.99              400,000
     August 31, 1998            September 1998           3.74              500,000
     September 30, 1998         October 1998             4.49              600,000
     October 31, 1998           November 1998            2.51              335,700
     November 30, 1998          December 1998            2.99              400,000
                                                       ------           ----------
                                                       $48.15           $6,435,700
                                                       ======           ==========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statement.

                     Distribution Amount     Distribution % per
                      per $250 Class A          $250 Class A
                    Limited Partner Unit    Limited Partner Unit
     Payment            (computed on            (computed on
     Made During      weighted average)    weighted average) (1)
     -----------    ---------------------  ----------------------
        1992              $ 15.00                 12%
        1993                30.00                 12%
        1994                30.00                 12%
        1995                30.00                 12%
        1996                30.00                 12%
        1997                35.45                 14%
        1998                48.15                 19%
        1999                26.71                 11%
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
                           ===========   ===========   ===========

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

I.   Results of Operations, continued
     ---------------------

Equipment Sales Margin, continued

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

I.   Results of Operations, continued
     ---------------------

Provision for losses, continued

The provision for losses recorded during 1999 related to the following:

* $79,000 related to declines in the net realizable value of off-lease forklifts.

* $367,085 related primarily to lessees returning certain manufacturing and mining equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

* $89,783 related to semiconductor equipment returned to the Partnership. The fair market value of this equipment is lower than anticipated.

* $175,000 related to declines in the realizable value of on-lease computer and manufacturing equipment.

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

As of March 31, 2000, CAII, an affiliate of the general partner, owes the Partnership $70,547 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                       Page
                                                                      Number
                                                                      ------
          Financial Statements
          --------------------

               Independent Auditors' Report                              14

               Balance Sheets as of December 31, 1999 and 1998           15

               Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997                        16

               Statements of Partners' Capital for the years ended
                 December 31, 1999, 1998 and 1997                        17

               Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                        18

               Notes to Financial Statements                          19-29



          Financial Statement Schedule
          ----------------------------

               Independent Auditors' Report                           30

               Schedule II - Valuation and Qualifying Accounts        31

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

                                    /s/ KPMG LLP
                                    ---------------------------------
                                    KPMG LLP



Denver, Colorado
March 31, 2000

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                     ASSETS

                                                                     1999          1998
                                                                  -----------   ------------
Cash and cash equivalents                                         $ 1,345,288   $   784,867
Accounts receivable, net                                              332,475       771,076
Receivable from affiliates                                            243,586             -
Equipment held for sale or re-lease                                   566,714       285,299
Net investment in direct finance leases                             1,946,226     2,865,887
Leased equipment, net                                               4,158,824     9,637,771
                                                                  -----------   -----------

     Total assets                                                 $ 8,593,113   $14,344,900
                                                                  ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued liabilities                        $ 1,171,040   $ 1,334,422
  Payables to affiliates                                               12,655         2,142
  Rents received in advance                                             1,303       105,332
  Distributions payable to partners                                     2,000       508,106
  Discounted lease rentals                                          2,321,818     4,612,151
                                                                  -----------   -----------

     Total liabilities                                              3,508,816     6,562,153
                                                                  -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:
  General partner                                                           -             -
  Limited partners:
     Class A 260,000 units authorized; 133,418 and 133,518 units
     issued and outstanding in 1999 and 1998, respectively          4,901,714     7,601,001
     Class B                                                          182,583       181,746
                                                                  -----------   -----------

  Total partners' capital                                           5,084,297     7,782,747
                                                                  -----------   -----------

  Total liabilities and partners' capital                         $ 8,593,113   $14,344,900
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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years ended December 31, 1999, 1998 and 1996

                                                    Class A
                                                    Limited      Class A       Class B
                                         General    Partner      Limited       Limited
                                         Partner     Units       Partners      Partner        Total
                                        ---------  ----------  -------------  ----------  -------------
Partners' capital, January 1, 1997      $      -   $ 133,978   $ 16,637,978   $ 230,268    $16,868,246

Redemptions                                    -        (260)       (28,732)          -        (28,732)
Net income                                49,960           -      1,392,588      14,230      1,456,778
Distributions declared to partners       (49,960)          -     (4,909,670)    (36,300)    (4,995,930)
                                        --------   ---------   ------------   ---------    -----------

Partners' capital, December 31, 1997           -     133,718     13,092,164     208,198     13,300,362

Redemptions                                    -        (200)       (15,996)          -        (15,996)
Net income                                65,374           -        960,533       9,848      1,035,755
Distributions declared to partners       (65,374)          -     (6,435,700)    (36,300)    (6,537,374)
                                        --------   ---------   ------------   ---------    -----------

Partners' capital, December 31, 1998           -     133,518      7,601,001     181,746      7,782,747

Redemptions                                             (100)        (8,148)          -         (8,148)
Net income                                30,994           -        374,059       3,862        408,915
Distributions declared to partners       (30,994)          -     (3,065,198)     (3,025)    (3,099,217)
                                        --------   ---------   ------------   ---------    -----------
Partners' capital, December 31, 1999    $      -   $ 133,418   $  4,901,714   $ 182,583    $ 5,084,297
                                        ========   =========   ============   =========    ===========

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


2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                             1999          1998
                                         ------------  ------------

    Minimum lease payments receivable     $1,171,361    $2,284,333
    Estimated residual values                961,661       997,342
    Less unearned income                    (186,796)     (415,788)
                                          ----------    ----------

                                          $1,946,226    $2,865,887
                                          ==========    ==========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued

3.  Leased Equipment
    ----------------

    The Partnership's investments in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                  1999             1998
                                                 ------            ------
    Transportation and industrial equipment   $ 8,755,266      $ 16,628,291
    Computers and peripherals                   1,786,631         3,271,704
    Office furniture and equipment              1,481,627         2,918,088
    Other                                              -            264,567
                                              -----------      ------------
                                               12,023,524        23,082,650
    Less:
     Accumulated depreciation                  (7,800,289)      (13,134,092)
     Allowance for losses                         (64,411)         (310,787)
                                              -----------       -----------
                                              $ 4,158,824       $ 9,637,771
                                              ===========       ===========


    Depreciation expense for 1999, 1998 and 1997 was $2,919,980, $4,942,188 and
    $7,066,062, respectively.

4.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease payments receivable from non-cancelable leases at December 31, 1999 are as follows:

       Year Ending December 31,              DFLs               OLs
       ------------------------              ----               ---
               2000                      $   778,157        $ 1,451,370
               2001                          393,204            386,337
               2002                                -             16,596
               2003                                -              9,027
                                         -----------       ------------
                    Total                $ 1,171,361        $ 1,863,330
                                         ===========       ============

5.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at December 31, 1999 bear interest at rates primarily ranging between 6% and 9.5%. Aggregate maturities of such non-recourse obligations are as follows:


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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.
                   NOTES TO FINANCIAL STATEMENTS, Continued


10. General Partner Matters (unaudited)

    As of March 31, 2000, CAII, an affiliate of the general partner, owes the Partnership $70,547 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

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

                          Independent Auditors' Report
                          ----------------------------

The Partners
Capital Preferred Yield Fund-II, L.P.:

Under date of March 31, 2000, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/KPMG LLP
                                               --------------------
                                                KPMG LLP

Denver, Colorado
March 31, 2000

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1999, 1998 and 1997

          COLUMN A                      COLUMN B            COLUMN C            COLUMN D            COLUMN E
--------------------------------        --------            --------            ---------           --------
                                       Balance at           Additions                                Balance
                                        Beginning           Charged to                               at End
Classification                           of Year             Expenses           Deductions (1)       of Year
--------------                           --------           -----------         --------------      ---------

            1999
--------------------------------

Allowance for losses:
 Accounts receivable                   $  25,000             $       -            $         -        $  25,000
 Equipment on operating leases           185,787               710,868               (832,244)          64,411
                                       ---------             ---------            -----------        ---------

                                       $ 210,787             $ 710,868            $  (832,244)       $  89,411
                                       =========             =========            ===========        =========

            1998
--------------------------------

Allowance for losses:
 Accounts receivable                   $  25,000             $       -            $         -        $  25,000
 Equipment on operating leases           150,954               510,000               (475,167)         185,787
                                       ---------             ---------            -----------        ---------

                                       $ 175,954             $ 510,000            $  (475,167)       $ 210,787
                                       =========             =========            ===========        =========


            1997
--------------------------------
Allowance for losses:
 Accounts receivable                   $  25,000             $       -            $         -        $  25,000
 Equipment on operating leases           255,956               325,000               (430,002)         150,954
                                       ---------             ---------            -----------        ---------
                                       $ 280,956             $ 325,000            $  (430,002)       $ 175,954
                                       =========             =========            ===========        =========

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

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has fourteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

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

Dated: ____________, 2000           Capital Preferred Yield Fund-II, L.P.


                                    By:  CAI Equipment Leasing III Corporation

                                    By:  /s/ John F. Olmstead
                                         -------------------------------
                                         John F. Olmstead
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                         Title
---------                                         -----

/s/ John F. Olmstead
------------------------------------
John F. Olmstead                          President and Director


/s/ Richard H. Abernethy
------------------------------------
Richard H. Abernethy                      Vice President and Director


/s/ Joseph F. Bukofski
------------------------------------
Joseph F. Bukofski                        Chief Accounting Officer,
                                          Vice President and Director

/s/ Mick Myers
------------------------------------
Mick Myers                                Director