Form 10-Q
period 2000-03-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2000-05-23
CIK 881295

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     March 31, 2000
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number                            0-21382
                       ---------------------------------------------------------


                     Capital Preferred Yield Fund-II, L.P.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     84-1184628
    -----------------------                 ------------------------------------
    (State of organization)                 (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
         Lakewood, Colorado                                  80235
-----------------------------------------                  ----------
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

                       Exhibit Index appears on Page 14

                              Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         Quarterly Report on Form 10-Q
                             for the Quarter Ended
                                March 31, 2000


                               Table of Contents
                               -----------------

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

  Item 1.    Financial Statements (Unaudited)

             Balance Sheets - March 31, 2000 and December 31, 1999            3

             Statements of Income - Three Months Ended
             March 31, 2000 and 1999                                          4

             Statements of Cash Flows - Three Months Ended
             March 31, 2000 and 1999                                          5

             Notes to Financial Statements                                  6-7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     8-12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      12


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                               13

  Item 6.    Exhibits and Reports on Form 8-K                                13

             Exhibit Index                                                   14

             Signature                                                       15

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                BALANCE SHEETS



                                    ASSETS

                                                March 31,  December 31,
                                                  2000        1999
                                               ----------- ------------
                                               (Unaudited)

Cash and cash equivalents                      $1,007,580   $1,345,288
Accounts receivable, net                          156,148      332,475
Receivable from affiliates                              -      243,586
Equipment held for sale or re-lease               573,962      566,714
Net investment in direct finance leases         1,839,387    1,946,226
Leased equipment, net                           3,453,023    4,158,824
                                               ----------   ----------

Total assets                                   $7,030,100   $8,593,113
                                               ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities     $1,129,461   $1,171,040
  Payables to affiliates                           42,294       12,655
  Rents received in advance                        19,376        1,303
  Distributions payable to partners                53,000        2,000
  Discounted lease rentals                      1,829,521    2,321,818
                                               ----------   ----------

Total liabilities                               3,073,652    3,508,816
                                               ----------   ----------

Partners' capital:
  General partner                                       -            -
  Limited partners:
     Class A                                    3,772,493    4,901,714
     Class B                                      183,955      182,583
                                               ----------   ----------

Total partners' capital                         3,956,448    5,084,297
                                               ----------   ----------

Total liabilities and partners' capital        $7,030,100   $8,593,113
                                               ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                   2000        1999
                                                 --------   ----------
Revenue:
  Operating lease rentals                        $523,767   $1,138,466
  Direct finance lease income                      33,295       68,394
  Equipment sales margin                          134,106      276,324
  Interest income                                  16,095        5,552
                                                 --------   ----------

Total revenue                                     707,263    1,488,736
                                                 --------   ----------

Expenses:
  Depreciation                                    373,655      906,688
  Management fees to general partner               25,547       36,053
  Direct services from general partner             28,458       30,714
  General and administrative                       43,775       54,155
  Interest on discounted lease rentals             38,178       79,178
  Provision for losses                             50,000       50,000
                                                 --------   ----------

Total expenses                                    559,613    1,156,788
                                                 --------   ----------

Net income                                       $147,650   $  331,948
                                                 ========   ==========

Net income allocated:
  To the general partner                         $ 12,755   $   10,878
  To the Class A limited partners                 133,524      317,823
  To the Class B limited partner                    1,371        3,247
                                                 --------   ----------

                                                 $147,650   $  331,948
                                                 ========   ==========

 Net income per weighted average
    Class A limited partner unit outstanding        $1.00        $2.38
                                                 ========   ==========
 Weighted average Class A
   limited partner units outstanding              133,518      133,447
                                                 ========   ==========

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                               -------------------------
                                                                   2000         1999
                                                               -----------   -----------

Net cash provided by operating activities                      $ 1,379,089   $ 1,969,774
                                                               -----------   -----------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate              -        (3,364)
                                                               -----------   -----------

Net cash used in investing activities                                    -        (3,364)
                                                               -----------   -----------

Cash flows from financing activities:
  Principal payments on discounted lease rentals                  (492,297)     (729,232)
  Distributions to partners                                     (1,224,500)     (912,146)
  Redemptions of Class A limited partner units                           -        (8,150)
                                                               -----------   -----------

Net cash used in financing activities                           (1,716,797)   (1,649,528)
                                                               -----------   -----------

Net (decrease) increase in cash and cash equivalents              (337,708)      316,882

Cash and cash equivalents at beginning of period                 1,345,288       784,867
                                                               -----------   -----------

Cash and cash equivalents at end of period                     $ 1,007,580   $ 1,101,749
                                                               ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                    $    38,178   $    79,178



  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-KA for the year ended December 31, 1999, (the "1999 Form 10-KA") previously filed with the Securities and Exchange Commission.

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

   Management Fees to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2000, management fees of $15,319 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                             (Unaudited) continued


  Direct Services from General Partner

  The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2000, direct services from the General Partner in the amount of $26,975 are included in payables to affiliates.

  General Partner Matters

  CAII, an affiliate of the general partner, owed the Partnership amounts for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to the Partnership records, CAII has paid these amounts. However, according to its own records, CAII owes approximately $3.9 million as of March 31, 2000 to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                              Three Months
                                            Ended March 31,
                                         --------------------
                                           2000        1999           Change
                                         --------    --------       ---------

Leasing margin                           $145,229    $220,994       $ (75,765)
Equipment sales margin                    134,106     276,324        (142,218)
Interest income                            16,095       5,552          10,543
Management fees to general partner        (25,547)    (36,053)         10,506
Direct services from general partner      (28,458)    (30,714)          2,256
General and administrative expenses       (43,775)    (54,155)         10,380
Provision for losses                      (50,000)    (50,000)              -
                                         --------    --------       ---------
 Net income                              $147,650    $331,948       $(184,298)
                                         ========    ========       =========

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

Leasing Margin

Leasing margin consists of the following:

                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                  2000          1999
                                                ---------    ----------

Operating lease rentals                         $ 523,767    $1,138,466
Direct finance lease income                        33,295        68,394
Depreciation                                     (373,655)     (906,688)
Interest expense on discounted lease rentals      (38,178)      (79,178)
                                                ---------    ----------
 Leasing margin                                 $ 145,229    $  220,994
                                                =========    ==========

 Leasing margin ratio                                  26%           18%
                                                =========    ==========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to portfolio runoff.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                            Three Months Ended
                                                 March 31,
                                        -------------------------
                                           2000            1999
                                        ---------        --------
Equipment sales revenue                 $ 314,111       $ 893,850
Cost of equipment sales                  (180,005)       (617,526)
                                        ---------       ---------
 Equipment sales margin                 $ 134,106       $ 276,324
                                        =========       =========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the three months ended March 31, 2000 included material handling and manufacturing equipment with a gain of $128,500. Equipment sold during the three months ended March 31, 1999 included material handling and manufacturing equipment with a gain of $228,970.

Interest Income

Interest income varies based on the amount of cash available for investment, pending distribution to partners, and the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees paid to the General Partner decreased for the three months ended March 31, 2000 as compared to the corresponding period in 1999 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses and direct services from the General Partner decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The primary components of general and administrative expenses for the three months ended March 31, 2000 and March 31, 1999 were data processing, advertising, audit and tax fees, bank charges and legal fees.

Provision for Losses

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual values of its assets to identify other-than-temporary losses in value.

The provision for losses recorded during the three months ended March 31, 2000 related primarily to lessees returning equipment to the Partnership and the associated decrease in the estimated value to be received from the equipment.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the three months ended March 31, 2000, the Partnership declared distributions to the partners of $1,275,500, ($53,000 of which was paid in April
2000). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 2000 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 12% per annum per the Partnership Agreement. Therefore, because of the decrease in distributions to the Class A limited partners during the three months ended March 31, 2000, CAII, the sole Class B limited partner, did not receive any distributions of cash from operations.

CAII, an affiliate of the general partner, owed the Partnership amounts for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to the Partnership records, CAII has paid these amounts. However, according to its own records, CAII owes approximately $3.9 million to other investors and creditors as of March 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents.

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

New Accounting Pronouncements, continued
-----------------------------

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

Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1999 Form 10-KA when and where applicable.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2000.