Form 10-Q
period 2000-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 2000-08-14
CIK 881295

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                June 30, 2000
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________________

Commission file number            0-21382
                      ----------------------------------------------------------

                     Capital Preferred Yield Fund-II, L.P.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      84-1184628
   ------------------------                 ------------------------------------
    (State of organization)                 (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
       Lakewood, Colorado                                  80235
--------------------------------------                    --------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code (303) 980-1000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---.

                       Exhibit Index appears on Page 14

                              Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         Quarterly Report on Form 10-Q
                             for the Quarter Ended
                                 June 30, 2000


                               Table of Contents
                               -----------------

PART I.   FINANCIAL INFORMATION                                          PAGE
                                                                         ----

  Item 1.    Financial Statements (Unaudited)

             Balance Sheets - June 30, 2000 and December 31, 1999           3

             Statements of Income - Three Months Ended
             June 30, 2000 and 1999                                         4

             Statements of Cash Flows - Three Months Ended
             June 30, 2000 and 1999                                         5

             Notes to Financial Statements                                6-7

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   8-12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk    12


PART II.  OTHER INFORMATION

  Item 1.    Legal Proceedings                                             13

  Item 6.    Exhibits and Reports on Form 8-K                              13

             Exhibit Index                                                 14

             Signature                                                     15

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                BALANCE SHEETS



                                    ASSETS



                                             June 30,    December 31,
                                               2000        1999
                                            ----------   ----------
                                            (Unaudited)

Cash and cash equivalents                   $1,063,609   $1,345,288
Accounts receivable, net                       137,817      332,475
Receivable from affiliates                           -      243,586
Equipment held for sale or re-lease            572,995      566,714
Net investment in direct finance leases      1,667,554    1,946,226
Leased equipment, net                        2,936,020    4,158,824
                                            ----------   ----------

Total assets                                $6,377,995   $8,593,113
                                            ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities     $  998,337   $1,171,040
  Payables to affiliates                           93,639       12,655
  Rents received in advance                        74,979        1,303
  Distributions payable to partners               451,000        2,000
  Discounted lease rentals                      1,445,863    2,321,818
                                               ----------   ----------

Total liabilities                               3,063,818    3,508,816
                                               ----------   ----------

Partners' capital:
  General partner                                       -            -
  Limited partners:
     Class A                                    3,128,605    4,901,714
     Class B                                      185,572      182,583
                                               ----------   ----------

Total partners' capital                         3,314,177    5,084,297
                                               ----------   ----------

Total liabilities and partners' capital        $6,377,995   $8,593,113
                                               ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)




                                                    Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                   ---------------------  ----------------------
                                                     2000        1999        2000        1999
                                                   --------   ----------  ----------  ----------
Revenue:
  Operating lease rentals                          $373,945   $1,141,089  $  897,712  $2,279,555
  Direct finance lease income                        36,989       61,685      70,284     130,079
  Equipment sales margin                            124,752      103,196     258,858     379,520
  Interest income                                    13,893        8,347      29,988      13,899
                                                   --------   ----------  ----------  ----------

Total revenue                                       549,579    1,314,317   1,256,842   2,803,053
                                                   --------   ----------  ----------  ----------

Expenses:
  Depreciation                                      252,218      861,871     625,873   1,768,559
  Management fees to general partner                  4,277       29,447      29,824      65,500
  Direct services from general partner               13,020       35,187      41,478      65,901
  General and administrative                         57,045       54,333     100,820     108,488
  Interest on discounted lease rentals               30,289       67,019      68,467     146,197
  Provision for losses                               25,000       25,000      75,000      75,000
                                                   --------   ----------  ----------  ----------

Total expenses                                      381,849    1,072,857     941,462   2,229,645
                                                   --------   ----------  ----------  ----------

Net income                                         $167,730   $  241,460  $  315,380  $  573,408
                                                   ========   ==========  ==========  ==========

Net income allocated:
  To the general partner                           $  8,100   $   10,111  $   20,855  $   20,989
  To the Class A limited partners                   158,013      229,007     291,537     546,830
  To the Class B limited partner                      1,617        2,342       2,988       5,589
                                                   --------   ----------  ----------  ----------

                                                   $167,730   $  241,460  $  315,380  $  573,408
                                                   ========   ==========  ==========  ==========

  Net income per weighted average
      Class A limited partner unit outstanding     $   1.18   $     1.72  $     2.19  $     4.10
                                                   ========   ==========  ==========  ==========
  Weighted average Class A
    limited partner units outstanding               133,418      133,418     133,418     133,432
                                                   ========   ==========  ==========  ==========



  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Six Months Ended
                                                           --------------------------
                                                             June 30,      June 30,
                                                              2000          1999
                                                           -----------   -----------
Net cash provided by operating activities                  $ 2,230,776   $ 3,810,187
                                                           -----------   -----------

Cash flows from investing activities:
 Upgrade of equipment on operating lease from affiliate              -        (4,864)
                                                           -----------   -----------

Net cash used in investing activities                                -        (4,864)
                                                           -----------   -----------

Cash flows from financing activities:
 Principal payments on discounted lease rentals               (875,955)   (1,337,599)
 Distributions to partners                                  (1,636,500)   (2,434,521)
 Redemptions of Class A limited partner units                        -        (8,150)
                                                           -----------   -----------

Net cash used in financing activities                       (2,512,455)   (3,780,270)
                                                           -----------   -----------

Net increase/(decrease) in cash and cash equivalents          (281,679)       25,053

Cash and cash equivalents at beginning of period             1,345,288       784,867
                                                           -----------   -----------

Cash and cash equivalents at end of period                   1,063,609       809,920
                                                           ===========   ===========

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                 $    68,467   $   146,197
 Interest paid on financed operating lease rentals                   -             -




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

   Management Fees to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 2000, management fees of $4,030 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                            (Unaudited), continued


  Direct Services from General Partner

  The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 2000, direct services from the General Partner in the amount of $3,320 are included in payables to affiliates.

  General Partner Matters

  CAII, an affiliate of the general partner, owed the Partnership amounts for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to the Partnership records, CAII has paid these amounts. However, according to its own records, CAII owes approximately $3.0 million as of July 31, 2000 to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents. At June 30,2000, CAII has repaid the Prior Rents to the Partnership. Included in payable to affiliates is $86,289 of administrative expenses that are reimbursable to the General Partner.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                         Six Months
                                               Ended June 30,                       Ended June 30,
                                            --------------------                 --------------------
                                              2000        1999       Change        2000        1999       Change
                                            --------    --------    ---------   ---------   ---------    ---------
Leasing margin                              $128,427    $273,884    $(145,457)  $ 273,656   $ 494,878    $(221,222)
Equipment sales margin                       124,752     103,196       21,556     258,858     379,520     (120,662)
Interest income                               13,893       8,347        5,546      29,988      13,899       16,089
Management fees paid to general partner       (4,277)    (29,447)      25,170     (29,824)    (65,500)      35,676
Direct services from general partner         (13,020)    (35,187)      22,167     (41,478)    (65,901)      24,423
General and administrative expenses          (57,045)    (54,333)      (2,712)   (100,820)   (108,488)       7,668
Provision for losses                         (25,000)    (25,000)           -     (75,000)    (75,000)           -
                                            --------    --------    ---------   ---------   ---------    ---------

Net income                                  $167,730    $241,460    $ (73,730)  $ 315,380   $ 573,408    $(258,028)
                                            ========    ========    =========   =========   =========    =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

Leasing Margin

Leasing margin consists of the following:



                                                   Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                -----------------------   -----------------------
                                                   2000          1999        2000          1999
                                                ---------    ----------   ---------   -----------
Operating lease rentals                         $ 373,945    $1,141,089   $ 897,712   $ 2,279,555
Direct finance lease income                        36,989        61,685      70,284       130,079
Depreciation                                     (252,218)     (861,871)   (625,873)   (1,768,559)
Interest expense on discounted lease rentals      (30,289)      (67,019)    (68,467)     (146,197)
                                                ---------    ----------   ---------   -----------
 Leasing margin                                 $ 128,427    $  273,884   $ 273,656   $   494,878
                                                =========    ==========   =========   ===========

 Leasing margin ratio                                  31%           23%         28%           21%
                                                =========    ==========   =========   ===========

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to portfolio runoff.

Leasing margin ratio varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid. The leasing margin ratio increased for the three and six months ended June 30, 2000 primarily due to an increase in the mix of direct finance leases versus operating leases.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                             Three Months Ended              Six Months Ended
                                 June 30,                        June 30,
                           ---------------------          -----------------------
                              2000       1999               2000          1999
                           ---------   ---------          ---------    ----------
Equipment sales revenue    $ 384,060   $ 261,607          $ 698,171    $1,155,457
Cost of equipment sales     (259,308)   (158,411)          (439,313)     (775,937)
                           ---------   ---------          ---------    ----------
 Equipment sales margin    $ 124,752   $ 103,196          $ 258,858    $  379,520
                           =========   =========          =========    ==========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the six months ended June 30, 2000 included material handling and manufacturing equipment with a gain of $162,750 and computer equipment with a gain of $75,500. Equipment sold during the six months ended June 30, 1999 included manufacturing equipment with a gain of $79,470, locomotives with a margin of $154,400 and machine tools with a margin of $125,889.

Interest Income

Interest income varies based on the amount of cash available for investment, pending distribution to partners, and the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

Expenses

Management fees paid to the General Partner decreased for the six months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses and direct services from the General Partner decreased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. The primary components of general and administrative expenses for the six months ended June 30, 2000 and June 30, 1999 were data processing, advertising, audit and tax fees, bank charges and legal fees.

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

The provision for losses recorded during the six months ended June 30, 2000 related primarily to lessees returning equipment to the Partnership and the associated decrease in the estimated value to be received from the equipment.

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

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the six months ended June 30, 2000, the Partnership declared distributions to the partners of $2,085,500, ($451,000 of which was paid in July
2000). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

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

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 12% per annum per the Partnership Agreement. Therefore, because of the decrease in distributions to the Class A limited partners during the six months ended June 30, 2000, CAII, the sole Class B limited partner, did not receive any distributions of cash from operations.

CAII, an affiliate of the general partner, owed the Partnership amounts for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to the Partnership records, CAII has paid these amounts. However, according to its own records, CAII owes approximately $3.0 million to other investors and creditors as of July 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2000.

Item No.           Exhibit Index

 27      Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-II, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CAPITAL PREFERRED YIELD FUND-II, L.P.

                              By:   CAI Equipment Leasing III Corp.


Dated:      August 14, 2000   By:  /s/Susan M. Landi
                                   ------------------------
                                   Susan M. Landi
                                   Chief Accounting Officer