Form 10-Q
period 2000-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 2000-11-14
CIK 881295

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000
                              ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -----------------

Commission file number 0-21382
                      ---------------

                      Capital Preferred Yield Fund-II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               84-1184628
 -----------------------                               ------------------------
 (State of organization)                                  (I.R.S. Employer
                                                          Identification No.)
7175 West Jefferson Avenue, Suite 4000
             Lakewood, Colorado                                 80235
----------------------------------------                       ---------
 (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (303) 980-1000
                                                          ---------------

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


                               Page 1 of 14 Pages

                        Exhibit Index appears on Page 15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 2000


                                Table of Contents


PART I.       FINANCIAL
INFORMATION                                                                                               PAGE
                                                                                                          ----
     Item 1.      Financial Statements (Unaudited)

                  Balance Sheets - September 30, 2000 and December 31, 1999                                  3

                  Statements of Income - Three and Nine Months Ended
                  September 30, 2000 and 1999                                                                4

                  Statements of Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999                                                                5

                  Notes to Financial Statements                                                            6-7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               8-12


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                         13

     Item 6.      Exhibits and Reports on Form 8-K                                                          13

                  Signature                                                                                 14

                  Exhibit Index                                                                             15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS





                                                                                  September 30,    December 31,
                                                                                      2000             1999
                                                                                  -------------    ------------
                                                                                   (Unaudited)
                                                     ASSETS
Cash and cash equivalents                                                          $    799,568    $  1,345,288
Accounts receivable, net                                                                152,946         332,475
Receivable from affiliates                                                                   --         243,586
Equipment held for sale or re-lease                                                     385,024         566,714
Net investment in direct finance leases                                               1,493,173       1,946,226
Leased equipment, net                                                                 2,279,274       4,158,824
                                                                                   ------------    ------------
Total assets                                                                       $  5,109,985    $  8,593,113
                                                                                   ============    ============


                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                                      $    770,015    $  1,171,040
     Payables to affiliates                                                              35,909          12,655
     Rents received in advance                                                           57,169           1,303
     Distributions payable to partners                                                  167,000           2,000
     Discounted lease rentals                                                         1,109,460       2,321,818
                                                                                   ------------    ------------
Total liabilities                                                                     2,139,553       3,508,816
                                                                                   ------------    ------------
Partners' capital:
     General partner                                                                         --              --
     Limited partners:
         Class A                                                                      2,784,155       4,901,714
         Class B                                                                        186,277         182,583
                                                                                   ------------    ------------
Total partners' capital                                                               2,970,432       5,084,297
                                                                                   ------------    ------------
Total liabilities and partners' capital                                            $  5,109,985    $  8,593,113
                                                                                   ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                ------------------------    ------------------------
                                                   2000         1999           2000           1999
                                                ----------    ----------    ----------    ----------
REVENUE:
     Operating lease rentals                    $  548,211    $  908,153    $1,445,923    $3,187,708
     Direct finance lease income                    33,920        55,576       104,204       185,655
     Equipment sales margin                         34,570         8,841       293,428       388,360
     Interest income                                10,690         7,144        40,678        21,043
                                                ----------    ----------    ----------    ----------
         Total revenue                             627,391       979,714     1,884,233     3,782,766
                                                ----------    ----------    ----------    ----------

EXPENSES:
     Depreciation                                  320,096       659,248       945,969     2,427,807
     Management fees paid to general partner        16,369        21,238        46,193        86,738
     Direct services from general partner            5,675         7,887        47,153        73,788
     General and administrative                     37,712        34,492       138,532       142,980
     Interest on discounted lease rentals           23,784        56,935        92,251       203,131
     Provision for losses                          150,000        25,000       225,000       100,000
                                                ----------    ----------    ----------    ----------
         Total expenses                            553,636       804,800     1,495,098     3,034,444
                                                ----------    ----------    ----------    ----------
NET INCOME                                      $   73,755    $  174,914    $  389,135    $  748,322
                                                ==========    ==========    ==========    ==========
NET INCOME ALLOCATED:
     To the general partner                     $    4,175    $    5,004    $   25,030    $   25,993
     To the Class A limited partners                68,875       168,192       360,412       715,022
     To the Class B limited partner                    705         1,718         3,693         7,307
                                                ----------    ----------    ----------    ----------
                                                $   73,755    $  174,914    $  389,135    $  748,322
                                                ==========    ==========    ==========    ==========
Net income per weighted average
   Class A limited partner unit outstanding     $      .52    $     1.26    $     2.70    $     5.36
                                                ==========    ==========    ==========    ==========
Weighted average Class A
   limited partner units outstanding               133,418       133,418       133,418       133,428
                                                ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                             financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                   ---------------------------------
                                                                   September 30,      September 30,
                                                                       2000                1999
                                                                   --------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $    3,004,638     $    4,861,198
                                                                   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Upgrade of equipment on operating lease from affiliate                      --             (4,864)
                                                                   --------------     --------------

Net cash used in investing activities                                          --             (4,864)
                                                                   --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on discounted lease rentals                      (1,212,358)        (1,849,440)
   Distributions to partners                                           (2,338,000)        (3,007,321)
   Redemptions of Class A limited partner units                                --             (8,150)
                                                                   --------------     --------------

Net cash used in financing activities                                  (3,550,358)        (4,864,911)
                                                                   --------------     --------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                     (545,720)            (8,577)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        1,345,288            784,867
                                                                   --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                799,568            776,290
                                                                   ==============     ==============

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                       $       92,251     $      203,131










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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 2000, management fees of $4,502 are included in payables to affiliates.


     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 2000, there were no direct services from the General Partner included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement.

     GENERAL PARTNER MATTERS

     Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka formerly worked for CAII and serviced the Partnership leases.

     CAII owed the Partnership for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $31,407.00 of administrative expenses that are reimbursable to the General Partner.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                              Nine Months
                                             Ended September 30,                        Ended September 30,
                                           -----------------------                   -----------------------
                                             2000          1999         Change         2000          1999          Change
                                           ---------     ---------     ---------     ---------     ---------     ---------
Leasing margin                             $ 238,251     $ 247,546     $  (9,295)    $ 511,907     $ 742,425     $(230,518)
Equipment sales margin                        34,570         8,841        25,729       293,428       388,360       (94,932)
Interest income                               10,690         7,144         3,546        40,678        21,043        19,635
Management fees paid to general partner      (16,369)      (21,238)        4,869       (46,193)      (86,738)       40,545
Direct services from general partner          (5,675)       (7,887)        2,212       (47,153)      (73,788)       26,635
General and administrative expenses          (37,712)      (34,492)       (3,220)     (138,532)     (142,980)        4,448
Provision for losses                        (150,000)      (25,000)     (125,000)     (225,000)     (100,000)     (125,000)
                                           ---------     ---------     ---------     ---------     ---------     ---------
Net income                                 $  73,755     $ 174,914     $(101,159)    $ 389,135     $ 748,322     $(359,187)
                                           =========     =========     =========     =========     =========     =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

LEASING MARGIN

Leasing margin consists of the following:


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                                -----------------------------     -----------------------------
                                                    2000             1999             2000             1999
                                                ------------     ------------     ------------     ------------

Operating lease rentals                         $    548,211     $    908,153     $  1,445,923     $  3,187,708
Direct finance lease income                           33,920           55,576          104,204          185,655
Depreciation                                        (320,096)        (659,248)        (945,969)      (2,427,807)
Interest expense on discounted lease rentals         (23,784)         (56,935)         (92,251)        (203,131)
                                                ------------     ------------     ------------     ------------
   Leasing margin                               $    238,251     $    247,546     $    511,907     $    742,425
                                                ============     ============     ============     ============
   Leasing margin ratio                                   41%              26%              33%              22%
                                                ============     ============     ============     ============

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

LEASING MARGIN, continued

All components of leasing margin decreased for the three and nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to portfolio runoff.

Leasing margin ratio varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid. The leasing margin ratio increased for the three and nine months ended September 30, 2000 primarily due to an increase in the mix of direct finance leases versus operating leases.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                Three Months Ended             Nine Months Ended
                                    September 30,                 September 30,
                            ---------------------------    ----------------------------
                               2000            1999            2000            1999
                            -----------     -----------     -----------     -----------
Equipment sales revenue     $   413,995     $   128,805     $ 1,112,165     $ 1,284,262
Cost of equipment sales        (379,425)       (119,964)       (818,737)       (895,902)
                            -----------     -----------     -----------     -----------
  Equipment sales margin    $    34,570     $     8,841     $   293,428     $   388,360
                            ===========     ===========     ===========     ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties). Equipment sold during the nine months ended September 30, 2000 included material handling and manufacturing equipment with a gain of $38,300 and computer equipment with a gain of $212,000. Equipment sold during the nine months ended September 30, 1999 included manufacturing equipment with a gain of $79,470, locomotives with a margin of $154,500 and machine tools with a margin of $131,195.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

INTEREST INCOME

Interest income varies based on the amount of cash available for investment, pending distribution to partners, and the interest rate on such invested cash.

EXPENSES

Management fees paid to the General Partner decreased for the three and nine months ended September 30, 2000 as compared to the corresponding period in 1999 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses and direct services from the General Partner remained relatively unchanged for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. The primary components of general and administrative expenses for the nine months ended September 30, 2000 were data processing, printing, audit and tax fees, bank charges and legal fees.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

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

The provision for losses recorded during the nine months ended September 30, 2000 related primarily to lessees returning equipment to the Partnership and the associated decrease in the estimated value to be received from the equipment.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and equipment is being remarketed (i.e., re-leased, renewed, or sold). As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

During the nine months ended September 30, 2000, the Partnership declared distributions to the partners of $2,503,000, ($167,000 of which was paid in October 2000). A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flow from operations to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 12% per annum per the Partnership Agreement. Therefore, because of the decrease in distributions to the Class A limited partners during the nine months ended September 30, 2000, CAII, the sole Class B limited partner, did not receive any distributions of cash from operations.

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka formerly worked for CAII and serviced the Partnership leases.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued

CAII owed the Partnership for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $31,407.00 of administrative expenses that are reimbursable to the General Partner.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27   Financial Data Schedule

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAPITAL PREFERRED YIELD FUND-II, L.P.

                                           By: CAI Equipment Leasing III Corp.


Dated: November 14, 2000                   By: /s/ Susan M. Landi
                                               ---------------------------------
                                               Susan M. Landi
                                               Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule
