Form 10-K
period 2000-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2001-04-25
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number 0-21382


                      Capital Preferred Yield Fund-II, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      84-1184628
  (State of organization)                (I.R.S. Employer Identification Number)


2750 South Wadsworth C-200, Denver, Colorado                   80227
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (720) 963-9600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Exhibit Index Appears on Page 36

                               Page 1 of 37 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-II, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 19, 1991 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing III Corp., a Colorado corporation was a wholly owned subsidiary of Capital Associates, Inc. ("CAI"). CAI Equipment Leasing III Corp. became a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC") on September 12, 2000 and is the general partner of the Partnership. CAI discontinued its operations on December 15, 2000.

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII") for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $77,494 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership cash balances are higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.

The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. During the liquidation stage, purchases of equipment have ceased (other than for prior commitments and equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2009. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated between 2001 and 2002.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership through September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $330,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. CAII's interest in Distributable Cash, as defined in the Partnership Agreement, is subordinated to the Class A limited partners' interest. MLC became the Class B limited partner as of September 12, 2000.

         --------

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

During 2000, the Partnership had equipment on lease to investment grade lessees in the financial services, transportation services and manufacturing industries, among others. Since the Partnership's formation, approximately 71% of the Partnership's equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company
(i) with a net worth in excess of $100 million (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Service, Inc., or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

         --------

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

The Partnership leased equipment to a significant number of lessees. One lessee and its affiliates accounted for 23% ($685,198) of total leasing and remarketing revenue of the Partnership during 2000.


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.


Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  As of December 31, 2000, the number of Class A limited partners was 1,719.

(c)  Distributions
     -------------

     During 2000, the Partnership made eleven (11) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                       Distributions Per
                                                         $250 Class A
                                                       Limited Partner Unit
        For the                     Payment             (computed on                  Total
      Month Ended                  Made During          weighted average)           Distributions
-----------------------         ----------------      ---------------------         -------------
January 31, 2000                February 2000               $  5.64                $    752,895
February 28, 2000               March 2000                     2.71                     361,350
March 31, 2000                  April 2000                     1.11                     148,500
April 30, 2000                  May 2000                       0.74                      99,000
May 31, 2000                    June 2000                      1.93                     257,400
June 30, 2000                   July 2000                      3.34                     445,500
July 31, 2000                   August 2000                    0.55                      73,755
August 31, 2000                 September 2000                 1.31                     174,240
September 30, 2000              October 2000                   1.24                     165,330
October 31, 2000                November 2000                  1.25                     166,320
November 30, 2000               December 2000                  0.84                     112,365
                                                            -------                 -----------
                                                            $ 20.66                 $ 2,756,655
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

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
         --------

(c)      Distributions, continued
         -------------

     The distribution for the month ended December 31, 2000, totaling $174,240, was paid to the Class A limited partners during January 2001. Distributions to the general partner and Class B limited partner during 2000 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes that the Partnership will generate sufficient cash flow from operations during 2001 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

     During 1999, the Partnership made thirteen (13) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                    Distributions Per
                                                      $250 Class A
                                                  Limited Partner Unit
     For the                    Payment              (computed on                  Total
  Month Ended                Made During           weighted average)           Distributions
---------------------       ----------------      ----------------------       -------------

December 31, 1998            January 1999              $  3.75                $    500,000
January 31, 1999             February 1999                1.50                    200,000
February 28, 1999            March 1999                   1.50                    200,000
March 31, 1999               April 1999                   5.07                    676,838
April 30, 1999               May 1999                     2.08                    277,497
May 31, 1999                 June 1999                    4.12                    549,791
June 30, 1999                July 1999                    1.28                    170,676
July 31, 1999                August 1999                  2.23                    297,396
August 31, 1999              September 1999               0.74                     99,000
September 30, 1999           October 1999                 0.74                     99,000
October 31, 1999             November 1999                1.48                    198,000
November 30, 1999            December 1999                1.48                    198,000
December 31, 1999            December 1999                0.74                     99,000
                                                       -------                -----------
                                                       $ 26.71                $ 3,565,198
                                                       =======                ============

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statement.

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
         --------

(c)  Distributions, continued
     -------------

                   Distribution Amount          Distribution % per
                    per $250 Class A               $250 Class A
                   Limited Partner Unit        Limited Partner Unit
   Payment            (computed on                 (computed on
Made During        weighted average)           weighted average) (1)
-----------        ---------------------       ----------------------

     1992              $ 15.00                         12%
     1993                30.00                         12%
     1994                30.00                         12%
     1995                30.00                         12%
     1996                30.00                         12%
     1997                35.45                         14%
     1998                48.15                         19%
     1999                26.71                         11%
     2000                20.66                          8%
                       -------
                       $265.97
                       =======

     (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements began July 1992.


Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1996 through 2000 and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                        Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                     ----          ----          ----          ----          ----

Total revenue                                   $ 2,172,896    $ 4,668,842   $ 7,578,793   $10,309,337   $10,870,083
Net income (loss)                                  (100,952)       408,915     1,035,755     1,456,778       231,258
Net income(loss) per weighted average Class A
  limited partner unit outstanding                    (0.97)          2.80          7.19         10.40          1.40
Total assets                                      4,196,381      8,593,113    14,344,900    25,032,730    33,516,785
Discounted and financed operating
  lease rentals                                     763,794      2,321,818     4,612,151    10,218,917    15,559,029
Distributions declared to partners                2,960,500      3,099,217     6,537,374     4,995,930     4,101,808
Distributions declared per monthly weighted
   average Class A limited partner unit               21.97          22.97         48.18         36.69         30.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------

I.        Results of Operations
          ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statements categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                  Years Ended December 31,                   Years Ended December 31,
                                       ------------------------------------------   -----------------------------------------
                                             2000           1999          Change          1999          1998           Change
                                             ----           ----          ------          ----          ----           ------
Leasing margin                         $   550,991    $   986,528    $  (435,537)   $   986,528    $ 1,311,823    $  (325,295)
Equipment sales margin                     293,428        480,241       (186,813)       480,241        686,049       (205,808)
Interest income                             51,701         30,932         20,769         30,932         73,671        (42,739)
Management fees paid to general
  Partner                                  (61,544)      (103,977)        42,433       (103,977)      (156,307)        52,330
Direct services from general partner       (51,942)       (90,393)        38,451        (90,393)      (137,348)        46,955
General and administrative                (233,286)      (183,548)       (49,738)      (183,548)      (232,133)        48,585
Provision for losses                      (650,300)      (710,868)        60,568       (710,868)      (510,000)      (200,868)
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net income(loss)                       $  (100,952)   $   408,915    $  (509,867)   $   408,915    $ 1,035,755    $  (626,840)
                                       ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

Leasing Margin

Leasing margin consists of the following:

                                                               Years Ended December 31,
                                                      -------------------------------------------
                                                            2000          1999            1998
                                                            ----          ----            ----

Operating lease rentals                                  1,701,438    $ 3,924,612     $ 6,457,667
Direct finance lease income                                126,329        233,057         361,406
Depreciation                                            (1,167,438)    (2,919,980)     (4,942,188)
Interest expense on discounted lease rentals              (109,338)      (251,161)       (466,086)
Interest expense on financed operating lease rentals          --             --           (98,976)
                                                       -----------    -----------     -----------

     Leasing margin                                    $   550,991    $   986,528     $ 1,311,823
                                                       ===========    ===========     ===========

     Leasing margin ratio                                     30 %             24%             19%
                                                              ==               ==              ==

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         --------------

I.   Results of Operations, continued
     ---------------------

Leasing Margin, continued

All components of leasing margin decreased for the year ended December 31, 2000 compared to the years ended December 31, 1999 and December 31, 1998 due to portfolio runoff. Leasing margin ratio increased and is expected to increase further as non-recourse debt is repaid. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                           Years Ended December 31,
                                -----------------------------------------------
                                    2000              1999              1998
                                    -----             ----              ----
Equipment sales revenue         $ 1,112,166      $  2,114,523     $   3,936,815
Cost of equipment sales            (818,738)       (1,634,282)       (3,250,766)
                                -----------      ------------     -------------
Equipment sales margin          $   293,428      $    480,241     $     686,049
                                ===========      ============     =============

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

Expenses

Management fees paid to General Partner decreased due to portfolio run-off.

The decrease in direct services from the General Partner is due primarily to portfolio runoff. There are fewer leases which, therefore, require less time for asset management services.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

I.   Results of Operations, continued
     --------------------

Provision for losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual values of its assets to identify other-than-temporary losses in value.

The provision for losses recorded during 2000 related to the following:

* $299,600 related to declines in the net realizable value of off-lease computer and industrial equipment.

* $171,700 related primarily to lessees returning certain industrial and medical equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leased or sold to third parties was less than anticipated.

* $126,000 related to computer equipment returned to the Partnership. The fair market value of this equipment was lower than anticipated.

* $53,000 related to declines in the realizable value of on-lease transportation and industrial equipment.

The provision for losses recorded during 1999 related to the following:

* $79,000 related to declines in the net realizable value of off-lease forklifts

* $367,085 related primarily to lessees returning certain manufacturing and mining equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leases or sold to third parties was less than anticipated.

* $89,783 related to semiconductor equipment returned to the Partnership. The fair market value of this equipment is lower than anticipated.

* $175,000 related to declines in the realizable value of on-lease computer and manufacturing equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

The provision for losses recorded during 1998 related to the following:
I.   Results of Operations, continued
     ---------------------

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


II.  Liquidity and Capital Resources
     ------------------------------

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

During 2000, 1999 and 1998, the Partnership declared distributions to the partners of $2,960,500, $3,099,217, and $6,537,374, respectively. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flow from operations during 2001 to (1) meet current operating requirements and
(2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation stage are based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

II.  Liquidity and Capital Resources, continued
     -------------------------------

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII") for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $77,494 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership cash balances are higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.


III. New Accounting Pronouncements
     -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.


IV. "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995
     --------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

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

Item 8.  Financial Statements and Supplementary Data
         --------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                         Page
                                                                         Number
                                                                         ------
         Financial Statements
         --------------------

           Independent Auditors' Report                                   15

           Balance Sheets as of December 31, 2000 and 1999                16

           Statements of Income for the years ended
             December 31, 2000, 1999 and 1998                             17

           Statements of Partners' Capital for the years ended
             December 31, 2000, 1999 and 1998                             18

           Statements of Cash Flows for the years ended
             December 31, 2000, 1999 and 1998                             19

           Notes to Financial Statements                                  20-30



         Financial Statement Schedule
         ----------------------------

           Independent Auditors' Report                                   31

           Schedule II - Valuation and Qualifying Accounts                32

                          Independent Auditor's Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/KPMG LLP
                                            -------------
                                            KPMG LLP



Denver, Colorado
April 12, 2001

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                                                            2000           1999
                                                                            ----           ----

Cash and cash equivalents                                              $   758,682    $ 1,345,288
Accounts receivable, net                                                   119,034        332,475
Receivable from affiliates                                                    --          243,586
Equipment held for sale                                                     74,996        566,714
Net investment in direct finance leases                                  1,246,976      1,946,226
Leased equipment, net                                                    1,996,693      4,158,824
                                                                       -----------    -----------

          Total assets                                                 $ 4,196,381    $ 8,593,113
                                                                       ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                          $ 1,091,170    $ 1,171,040
     Payable to affiliates                                                  82,588         12,655
     Rents received in advance                                              57,169          1,303
     Distributions payable to partners                                     178,815          2,000
     Discounted lease rentals                                              763,794      2,321,818
                                                                       -----------    -----------

          Total liabilities                                            $ 2,173,536    $ 3,508,816
                                                                       -----------    -----------
Partners' capital:
     General partner                                                          --           --
     Limited partners:
          Class A 260,000 units authorized; 133,418 and 133,418 units
          issued and outstanding in 2000 and 1999, respectively          1,841,515      4,901,714
          Class B                                                          181,330        182,583
                                                                       -----------    -----------

     Total partners' capital                                             2,022,845      5,084,297
                                                                       -----------    -----------

     Total liabilities and partners' capital                           $ 4,196,381    $ 8,593,113
                                                                       ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

                                                             2000           1999          1998
                                                             ----           ----          ----
Revenue:
     Operating lease rentals                            $ 1,701,438    $ 3,924,612   $ 6,457,667
     Direct finance lease income                            126,329        233,057       361,406
     Equipment sales margin                                 293,428        480,241       686,049
     Interest income                                         51,701         30,932        73,671
                                                        -----------    -----------   -----------

          Total revenue                                   2,172,896      4,668,842     7,578,793
                                                        -----------    -----------   -----------

Expenses:
     Depreciation                                         1,167,438      2,919,980     4,942,188
     Interest on discounted lease rentals                   109,338        251,161       466,086
     Interest on financed operating lease rentals              --             --          98,976
     Management fees paid to general partner                 61,544        103,977       156,307
     Direct services from general partner                    51,942         90,393       137,348
     General and administrative                             233,286        183,548       232,133
     Provision for losses                                   650,300        710,868       510,000
                                                        -----------    -----------   -----------

          Total expenses                                  2,273,848      4,259,927     6,543,038
                                                        -----------    -----------   -----------

Net income (loss)                                       $  (100,952)   $   408,915   $ 1,035,755
                                                        ===========    ===========   ===========

Net income (loss) allocated:
     To the general partner                             $    29,605    $    30,994   $    65,374
     To the Class A limited partners                       (129,304)       374,059       960,533
     To the Class B limited partner                          (1,253)         3,862         9,848
                                                        -----------    -----------   -----------

                                                        $  (100,952)   $   408,915   $ 1,035,755
                                                        ===========    ===========   ===========

Net income (loss) per weighted average Class
     A limited partner unit outstanding                 $     (0.97)   $      2.80   $      7.19
                                                        ===========    ===========   ===========

Weighted average Class A limited partner
     units outstanding                                      133,418        133,425       133,582
                                                        ===========    ===========   ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 2000, 1999 and 1998

                                                        Class A
                                                        Limited        Class A         Class B
                                          General       Partner        Limited         Limited
                                          Partner        Units         Partners        Partner          Total
                                          -------        -----         --------        -------          -----

Partners' capital, January 1, 1998     $     --      $   133,718    $ 13,092,164    $  208,198    $ 13,300,362

Redemptions                                  --             (200)        (15,996)         --           (15,996)
Net income                                 65,374           --           960,533         9,848       1,035,755
Distributions declared to partners        (65,374)          --        (6,435,700)      (36,300)     (6,537,374)
                                       ----------    ------------    ----------     ----------     -----------

Partners' capital, December 31, 1998         --          133,518       7,601,001       181,746       7,782,747

Redemptions                                  --             (100)         (8,148)         --            (8,148)
Net income                                 30,994           --           374,059         3,862         408,915
Distributions declared to partners        (30,994)          --        (3,065,198)       (3,025)     (3,099,217)
                                       ----------    ------------    ----------     ----------    ------------

Partners' capital, December 31, 1999         --          133,418       4,901,714       182,583       5,084,297

Net income (loss)                          29,605           --          (129,304)       (1,253)       (100,952)
Distributions declared to partners        (29,605)          --        (2,930,895)         --        (2,960,500)
                                       -----------   -----------    ------------    -----------   ------------

Partners' capital, December 31, 2000   $     --      $   133,418    $  1,841,515    $  181,330    $  2,022,845
                                       ===========   ===========    ============    ===========   ============

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                                   2000            1999          1998
                                                                                   ----            ----          ----
Cash flows from operating activities:
     Net income (Loss)                                                       $   (100,952)   $    408,915    $  1,035,755

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                           1,167,438       2,919,980       4,942,188
         Provision for losses                                                     650,300         710,868         510,000
         Cost of equipment sales                                                  818,738       1,634,282       3,250,766
         Recovery of investment in direct finance leases                          747,466         874,706         964,247
         Changes in assets and liabilities:
           Decrease (increase) in accounts receivable, net                        426,184         419,322         (92,267)
           Increase (decrease) in payables to affiliates                           69,933        (233,073)        (18,115)
           Increase (decrease) in accounts payable and
            accrued liabilities                                                   (79,870)       (163,384)        451,744
           Increase (decrease) in rents received in advance                        55,866        (104,029)          2,922
                                                                             ------------    ------------    ------------
     Net cash provided by operating activities                                  3,755,103       6,467,587      11,047,240
                                                                             ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate                       --            (3,364)           --
                                                                             ------------    ------------    ------------
     Net cash used in investing activities                                           --            (3,364)           --
                                                                             ------------    ------------    ------------

Cash flows from financing activities:
     Principal payments on discounted lease rentals                            (1,558,024)     (2,290,333)     (3,349,731)
     Principal payments on financed operating lease rentals                          --              --        (2,257,035)
     Distributions to partners                                                 (2,783,685)     (3,605,321)     (6,537,374)
     Redemptions of Class A limited partner units                                    --            (8,148)        (15,996)
                                                                             ------------    ------------    ------------
     Net cash used in financing activities                                     (4,341,709)     (5,903,802)    (12,160,136)
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                             (586,606)        560,421      (1,112,896)
Cash and cash equivalents at beginning of year                                  1,345,288         784,867       1,897,763
                                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                                     $    758,682    $  1,345,288    $    784,867
                                                                             ============    ============    ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                               $    109,338    $    251,161    $    466,086
     Interest paid on financed lease rentals                                         --              --            98,976

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization

     Capital Preferred Yield Fund-II, L.P. (the "Partnership"), was organized on November 19, 1991 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2009 unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated prior to 2009. The general partner of the Partnership is CAI Equipment Leasing III Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

     The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 135,774 Class A limited partner units to 1,796 investors at a price of $250 per Class A limited partner unit.

     Mishawaka Leasing Company, Inc. is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. The Class B limited partner contributed $330,000 to the Partnership. The Class B limited partner has no remaining obligation to contribute cash to the Partnership.

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

     There are several special allocations that precede the general allocations of profits and losses to the partners. The most significant special allocations are as follows:

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Partnership Cash Distributions and Allocations of Profit and Loss, continued

     Federal Income Tax Basis Profits and Losses, continued
     ------------------------------------------------------

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

     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

     Lease Accounting

     Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a non-recourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

     -----------------------------------------------------------

     The Partnership's accounting methods and their financial reporting effects are described below.

     Net Investment in Direct Finance Leases ("DFLs")

     The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

     Equipment on Operating Leases ("OLs")

     The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin, before interest expense, are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

         -----------------------------------------------------------

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

     Allowance for Losses

     An allowance for losses is maintained at levels ___ determined by the general partner to adequately ___ provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

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

         -----------------------------------------------------------

     Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $754,000 and $786,000 at December 31, 2000 and 1999, respectively, are comprised of investments in a money market fund which invests solely in U.S. Government securities having maturities of 90 days or less.

     Equipment Held for Sale

     Equipment held for sale, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

     Net Income Per Class A Limited Partner Unit

     Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of net investment in direct finance leases as of December 31, 2000 and 1999 were:

                                         2000          1999
                                         ----          ----

Minimum lease payments receivable   $   420,708    $ 1,171,361
Estimated residual values               879,576        961,661
Less unearned income                    (53,308)      (186,796)
                                    -----------    -----------

                                    $ 1,246,976    $ 1,946,226
                                    ===========    ===========

3.    Leased Equipment
      ----------------

     The Partnership's investments in equipment on operating leases by major classes as of December 31, 2000 and 1999 were:

                                               2000            1999
                                               ----            ----

Transportation and industrial equipment   $  6,436,564    $  8,755,266
Computers and peripherals                       63,167       1,786,631
Office furniture and equipment                 424,896       1,481,627
                                          ------------    ------------
                                             6,924,627      12,023,524
Less:
   Accumulated depreciation                 (4,813,758)     (7,800,289)
   Allowance for losses                       (114,176)        (64,411)
                                          ------------    ------------
                                          $  1,996,693    $  4,158,824
                                          ============    ============

      Depreciation expense for 2000, 1999 and 1998 was $1,167,438, $2,919,980 and $4,942,188, respectively.

4.    Future Minimum Lease Payments
      -----------------------------

      Future minimum lease payments receivable from non-cancelable leases at December 31, 2000 are as follows:

Year Ending December 31,      Direct Finance Leases        Operating Leases
------------------------      ---------------------        ----------------

       2001                        $ 413,616                   $ 563,288
       2002                            6,432                      20,520
       2003                              660                       9,027
                                   ---------                   ---------
              Total                $ 420,708                   $ 592,835
                                   =========                   =========
5.    Discounted Lease Rentals
      ------------------------

      Discounted lease rentals outstanding at December 31, 2000 bear interest at rates primarily ranging between 6% and 9.5%. Aggregate maturities of such non-recourse obligations are as follows:

            Year Ending December 31,
            ------------------------

                       2001                   $    763,794
                                              -------------
                           Total              $    763,794
                                              =============

6.    Transactions With the General Partner and Affiliates
      ----------------------------------------------------

      Management Fees Paid to General Partner
      ---------------------------------------

      The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $62,000, $104,000 and $156,000 of management fees during 2000, 1999 and 1998, respectively.

      Direct Services from General Partner
      ------------------------------------

      The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $52,000, $90,000 and $137,000 of direct services from the general partner during 2000, 1999 and 1998, respectively.

      Equipment Purchases
      -------------------

      The Partnership did not acquire any new equipment in 2000. The equipment purchase in 1999 represented an upgrade to an existing lease

      Payables to Affiliates
      ----------------------

      Payables to affiliates for 2000 consists of $5,094 for management fees to the general partner and $77,494 for general and administrative expenses.

7.    Tax Information, (unaudited)
      ---------------

      The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:

                                                                            2000             1999          1998
                                                                            ----             ----          ----

      Net income (loss) per financial statements                       $  (100,952)    $   408,915    $ 1,035,755
      Differences due to:
        Direct finance leases                                              754,121         871,084        969,049
        Depreciation                                                      (453,768)        (72,828)      (325,966)
        Provision for losses                                               650,300         710,868        510,000
        Gain/loss on sale of assets                                        207,983          (6,743)     1,242,693
        Other                                                              (40,395)        (64,350)        (9,033)
                                                                       ------------    -----------     ----------
      Partnership income (loss) for federal income tax purposes        $ 1,017,289     $ 1,846,946     $ 3,422,498
                                                                       ============    ===========     ===========

      The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:

                                                                            2000            1999            1998
                                                                            ----            ----            ----

      Partners' capital per financial statements                       $ 2,022,845     $ 5,084,297     $ 7,782,747
      Differences due to:
         Commissions and offering costs                                  4,868,944       4,868,944       4,868,944
      Direct finance leases                                              7,375,057       6,620,936       5,749,852
         Depreciation                                                  (12,841,505)    (12,387,737)    (12,314,909)
         Provision for losses                                            1,871,168       1,220,868         510,000
        Gain/loss on sale of assets                                        207,983          (6,743)      1,242,693
        Other                                                            1,647,429       1,694,567         516,313
                                                                       -------------   -----------     -----------
      Partners' capital for federal income tax purposes                $ 5,151,421     $ 7,095,132     $ 8,355,640
                                                                       ============    ===========     ===========

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

      The Partnership leased equipment to a significant number of lessees. One lessee and its affiliates accounted for 23% ($685,198) of total leasing and remarketing revenue of the Partnership during 2000.

9.    Disclosures about Fair Value of Financial Instruments
      -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Partnership's investment in leased assets. The carrying amounts at December 31, 2000 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

      As of December 31, 2000, discounted lease rentals of approximately $764,000 had a fair value of $572,000. The fair values were estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 2000.

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-II, L.P.:

Under date of April 12, 2001, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the Partnership's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/KPMG LLP
                                                -----------
                                                KPMG LLP

Denver, Colorado
April 12, 2001

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 2000, 1999 and 1998

       COLUMN A                    COLUMN B     COLUMN C    COLUMN D      COLUMN E
------------------------          ----------   --------    ----------    ---------
                                  Balance at   Additions                   Balance
                                  Beginning   Charged to                   at End
Classification                     of Year     Expenses   Deductions (1)   of Year
--------------                    ----------  ---------   -------------  ----------

         2000
         ----
Allowance for losses:
  Accounts receivable             $  25,000   $    --      $    --      $  25,000
Equipment on operating leases        64,411     650,300     (600,535)     114,176
                                  ---------   ---------    ---------    ---------

                                  $  89,411   $ 650,300    $(600,535)   $ 139,176
                                  =========   =========    =========    =========
        1999
        ----
Allowance for losses:
  Accounts receivable             $  25,000   $    --      $    --      $  25,000
  Equipment on operating leases     185,787     710,868     (832,244)      64,411
                                  ---------   ---------    ---------    ---------

                                  $ 210,787   $ 710,868    $(832,244)   $  89,411
                                  =========   =========    =========    =========
       1998
       ----
Allowance for losses:
  Accounts receivable             $  25,000   $    --      $    --      $  25,000
  Equipment on operating leases     150,954     510,000     (475,167)     185,787
                                  ---------   ---------    ---------    ---------

                                  $ 175,954   $ 510,000    $(475,167)   $ 210,787
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

None

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                                 CAI Equipment Leasing III Corporation

               Name                      Positions Held
               ----                      --------------

         John F. Olmstead           President and Director

John F. Olmstead, age 57, is President of Mishawaka Leasing Co. since its formation in September 2000. He was Senior Vice President of CAI from December, 1998 until June, 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2000.

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

          MLC is the Class B limited partner.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
         --------------------------------------------------------------
         continued

          CAI Equipment Leasing III Corp. is the general partner.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Equipment Leasing III Corp.
          2750 South Wadsworth
          C-200
          Denver, Colorado 80227

          Class B Limited Partner

          Mishawaka Leasing Company, Inc.
          2750 South Wadsworth
          C-200
          Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2000.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2000:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $62,000 for 2000.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $52,000 during 2000.

General Partner Distributions
-----------------------------

The general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled approximately $30,000 and $30,000, respectively, for 2000. Net loss allocated to the Class B limited partner totaled approximately $1,300 for 2000.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a) and (d) The following documents are filed as part of this Report:

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

Dated:  April 23, 2001            Capital Preferred Yield Fund-II, L.P.

                                   By:   CAI Equipment Leasing III Corporation

                                   By:
                                        ---------------------------------------
                                        Susan M. Landi
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 23, 2001.

Signature                                   Title
---------                                   -----

John F. Olmstead                    President and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 23, 2001               Capital Preferred Yield Fund-II, L.P.

                                     By:  CAI Equipment Leasing III Corporation

                                     By:  /s/Susan M. Landi
                                          -------------------------------------
                                          Susan M. Landi
                                          Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 23, 2001.

Signature                                    Title
---------                                    -----

/s/John F. Olmstead
--------------------
John F. Olmstead                    President and Director