Form 10-Q
period 2001-03-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2001-07-16
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2001
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to


Commission file number 0-21382
                       -------


                      Capital Preferred Yield Fund-II, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                          84-1184628
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

    2750 South Wadsworth Blvd., C-200
           Denver, Colorado                                              80227
-----------------------------------------                             ----------
 (Address of principal executive offices)                             (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No ___ .

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                 March 31, 2001


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----


     Item 1.      Financial Statements (Unaudited)
                  Balance Sheets - March 31, 2001 and December 31, 2000        3

                  Statements of Income - Three Months Ended
                  March 31, 2001 and 2000                                      4

                  Statements of Cash Flows - Three Months Ended
                  March 31, 2001 and 2000                                      5

                  Notes to Financial Statements                              6-7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-12

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                                 12


PART II. OTHER INFORMATION

     Item 1.      Legal Proceedings                                           13

     Item 6.      Exhibits and Reports on Form 8-K                            13

                  Exhibit Index                                               14

                  Signature                                                   15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                                      March 31,  December 31,
                                                                         2001        2000
                                                                     ----------   ----------
                                                                     (Unaudited)

Cash and cash equivalents                                            $  275,824   $  758,682
Accounts receivable                                                     190,147      119,034
Equipment held for sale or re-lease                                      24,996       74,996
Net investment in direct finance leases                               1,071,167    1,246,976
Leased equipment, net                                                 1,494,274    1,996,693
                                                                     ----------   ----------

Total assets                                                         $3,056,408   $4,196,381
                                                                     ==========   ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                        $  697,529   $1,091,170
     Payables to affiliates                                             100,302       82,588
     Rents received in advance                                           77,467       57,169
     Distributions payable to partners                                     --        178,815
     Discounted lease rentals                                           443,726      763,794
                                                                     ----------   ----------

Total liabilities                                                     1,319,024    2,173,536
                                                                     ----------   ----------

Partners' capital:
     General partner                                                       --           --
     Limited partners:
         Class A                                                      1,557,334    1,841,515
         Class B                                                        180,050      181,330
                                                                     ----------   ----------

Total partners' capital                                               1,737,384    2,022,845
                                                                     ----------   ----------

Total liabilities and partners' capital                              $3,056,408   $4,196,381
                                                                     ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                             2001         2000
                                                             ----         ----
Revenue:
     Operating lease rentals                              $ 331,631    $ 523,767
     Direct finance lease income                             24,707       33,295
     Equipment sales margin                                  89,485      134,106
     Interest income                                          5,305       16,095
                                                          ---------    ---------

Total revenue                                               451,128      707,263
                                                          ---------    ---------

Expenses:
     Depreciation                                           243,897      373,655
     Management fees to general partner                      12,642       25,547
     Direct services from general partner                    18,749       28,458
     General and administrative                             218,711       43,775
     Interest on discounted lease rentals                     7,791       38,178
     Provision for losses                                    75,000       50,000
                                                          ---------    ---------

Total expenses                                              576,790      559,613
                                                          ---------    ---------

Net income (loss)                                         $(125,662)   $ 147,650
                                                          =========    =========

Net income (loss) allocated:
     To the general partner                               $   1,598    $  12,755
     To the Class A limited partners                       (125,979)     133,524
     To the Class B limited partner                          (1,281)       1,371
                                                          ---------    ---------

                                                          $(125,662)   $ 147,650
                                                          =========    =========

  Net income (loss) per weighted average
      Class A limited partner unit outstanding            $   (0.94)   $    1.00
                                                          =========    =========
  Weighted average Class A
       limited partner units outstanding                    133,518      133,518
                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                               2001          2000
                                                               ----          ----

Net cash provided by operating activities                 $   175,825    $ 1,379,089
                                                          -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals          (320,068)      (492,297)
     Distributions to partners                               (338,615)    (1,224,500)
                                                          -----------    -----------

Net cash used in financing activities                        (658,683)    (1,716,797)
                                                          -----------    -----------

Net decrease in cash and cash equivalents                    (482,858)      (337,708)

Cash and cash equivalents at beginning of period              758,682      1,345,288
                                                          -----------    -----------

Cash and cash equivalents at end of period                $   275,824    $ 1,007,580
                                                          ===========    ===========



Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals            $     7,791    $    38,178


   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, (the "2000 Form 10-K") previously filed with the Securities and Exchange Commission.

     Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2001, management fees of $17,735 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2001, direct services from the General Partner in the amount of $20,595 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At March 31, 2001, administrative expenses in the amount of $61,972 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                          Three Months
                                                          Ended March 31,
                                              ------------------------------------
                                                 2001         2000        Change
                                                 ----         ----        ------


Leasing margin                                $ 104,650    $ 145,229    $ (40,579)
Equipment sales margin                           89,485      134,106      (44,621)
Interest income                                   5,305       16,095      (10,790)
Management fees to general partner              (12,642)     (25,547)      12,905
Direct services from general partner            (18,749)     (28,458)       9,709
General and administrative expenses            (218,711)     (43,775)    (174,936)
Provision for losses                            (75,000)     (50,000)     (25,000)
                                              ---------    ---------    ---------
  Net income                                  $(125,662)   $ 147,650    $(273,312)
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

Leasing Margin

Leasing margin consists of the following:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                          ----          ----
Operating lease rentals                                $ 331,631     $ 523,767
Direct finance lease income                               24,707        33,295
Depreciation                                            (243,897)     (373,655)
Interest expense on discounted lease rentals              (7,791)      (38,178)
                                                       ---------     ---------
     Leasing margin                                    $ 104,650     $ 145,229
                                                       =========     =========

     Leasing margin ratio                                   29%           26%
                                                            ==            ==

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 due to portfolio runoff.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                                      Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                    2001             2000
                                                    ----             ----

Equipment sales revenue                         $   328,509      $   314,111
Cost of equipment sales                            (239,024)        (180,005)
                                                -----------      -----------
   Equipment sales margin                       $    89,485      $   134,106
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees paid to and direct services from the General Partner decreased for the three months ended March 31, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses increased for the three months ended March 31, 2001 compared to the three months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses recorded during the three months ended March 31, 2001 related primarily to lessees returning equipment to the Partnership.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the three months ended March 31, 2001, the Partnership declared distributions to the partners of $159,800. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the Partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flow from operations during the remainder of 2001 to (1) meet current operating requirements and (2) fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 12%). Therefore, because of the decrease in distributions to the Class A limited partners during the three months ended March 31, 2001, Mishawaka Leasing Company, Inc., the sole Class B limited partner, did not receive any distributions of cash from operations.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform
 Act of 1995
------------

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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


                                        CAPITAL PREFERRED YIELD FUND-II, L.P.

                                        By:  CAI Equipment Leasing III Corp.


Dated:    July 12, 2001                 By:  /s/Susan M. Landi
                                             -----------------
                                             Susan M. Landi
                                             Senior Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAPITAL PREFERRED YIELD FUND-II, L.P.

                                        By:  CAI Equipment Leasing III Corp.


Dated:    July 12, 2001                 By:
                                             Susan M. Landi
                                             Senior Accounting Officer