Form 10-Q
period 2001-06-30
CAPITAL PREFERRED YIELD FUND II L P
filed 2001-08-28
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 2001
                              -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------


Commission file number    0-21382
                      -----------------


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

                        Exhibit Index appears on Page 13

                               Page 1 of 14 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                                  June 30, 2001


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1.   Financial Statements (Unaudited)

               Balance Sheets - June 30, 2001 and December 31, 2000            3

               Statements of Income (Loss) - Three and Six Months Ended
               June 30, 2001 and 2000                                          4

               Statements of Cash Flows - Six Months Ended
               June 30, 2001 and 2000                                          5

               Notes to Financial Statements                                 6-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    8-12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               13

               Exhibit Index                                                  14

               Signature                                                      15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS

                                     ASSETS
                                                                     June 30,   December 31,
                                                                       2001        2000
                                                                    ----------   ----------
                                                                    (Unaudited)

Cash and cash equivalents                                           $  312,200   $  758,682
Accounts receivable                                                    132,651      119,034
Equipment held for sale or re-lease                                     24,996       74,996
Net investment in direct finance leases                                787,691    1,246,976
Leased equipment, net                                                1,150,731    1,996,693
                                                                    ----------   ----------

Total assets                                                        $2,408,269   $4,196,381
                                                                    ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities                       $  403,503   $1,091,170
     Payables to affiliates                                             44,529       82,588
     Rents received in advance                                          57,170       57,169
     Distributions payable to partners                                    --        178,815
     Discounted lease rentals                                          266,292      763,794
                                                                    ----------   ----------

Total liabilities                                                      771,494    2,173,536
                                                                    ----------   ----------
Partners' capital:
     General partner                                                      --           --
     Limited partners:
         Class A                                                     1,457,739    1,841,515
         Class B                                                       179,036      181,330
                                                                    ----------   ----------

Total partners' capital                                              1,636,775    2,022,845
                                                                    ----------   ----------

Total liabilities and partners' capital                             $2,408,269   $4,196,381
                                                                    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                   ------------------------   ------------------------
                                                        2001          2000        2001          2000
                                                        ----          ----        ----          ----
Revenue:
  Operating lease rentals                          $  231,697    $  373,945   $  563,326    $  897,712
  Direct finance lease income                          19,550        36,989       44,257        70,284
  Equipment sales margin                               31,002       124,752      120,487       258,858
  Interest income                                       2,853        13,893        8,158        29,988
                                                   ----------    ----------   ----------    ----------

Total revenue                                         285,102       549,579      736,228     1,256,842
                                                   ----------    ----------   ----------    ----------

Expenses:
  Depreciation                                        179,873       252,218      423,770       625,873
  Management fees to general partner                   10,141         4,277       22,782        29,824
  Direct services from general partner                 16,709        13,020       35,458        41,478
  General and administrative                          152,353        57,045      371,063       100,820
  Interest on discounted lease rentals                  1,635        30,289        9,426        68,467
  Provision for losses                                 25,000        25,000      100,000        75,000
                                                   ----------    ----------   ----------    ----------

Total expenses                                        385,711       381,849      962,499       941,462
                                                   ----------    ----------   ----------    ----------

Net income (loss)                                  $ (100,609)   $  167,730   $ (226,271)   $  315,380
                                                   ==========    ==========   ==========    ==========

Net income (loss) allocated:
  To the general partner                           $     --      $    8,100   $    1,598    $   20,855
  To the Class A limited partners                     (99,595)      158,013     (225,574)      291,537
  To the Class B limited partner                       (1,014)        1,617       (2,295)        2,988
                                                   ----------    ----------   ----------    ----------

                                                   $ (100,609)   $  167,730   $ (226,271)   $  315,380
                                                   ==========    ==========    ==========   ==========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $     (.75)   $     1.18   $    (1.69)   $     2.19
                                                   ==========    ==========   ==========    ==========

  Weighted average Class A limited
    partner units outstanding                         133,418       133,418      133,418       133,418
                                                   ==========    ==========   ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                      --------------------------
                                                           2001          2000
                                                           ----          ----

Net cash provided by operating activities             $   389,635    $ 2,230,776
                                                      -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals      (497,502)      (875,955)
     Distributions to partners                           (338,615)    (1,636,500)
                                                      -----------    -----------

Net cash used in financing activities                    (836,117)    (2,512,455)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (446,481)      (281,679)

Cash and cash equivalents at beginning of period          758,682      1,345,288
                                                      -----------    -----------

Cash and cash equivalents at end of period            $   312,200    $ 1,063,609
                                                      ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals        $     9,426    $    68,467

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

     Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 2001, management fees of $2,927 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 2001, direct services from the General Partner in the amount of $20,595 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 2001, administrative expenses in the amount of $21,007 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                Three Months Ended                    Six Months Ended
                                                    June 30,                               June 30,
                                       -----------------------------------    -----------------------------------

                                          2001         2000         Change       2001         2000         Change
                                          ----         ----         ------       ----         ----         ------

Leasing margin                         $  69,739    $ 128,427    $ (58,688)   $ 174,387    $ 273,656    $ (99,269)
Equipment sales margin                    31,002      124,752      (93,750)     120,487      258,858     (138,371)
Interest income                            2,853       13,893      (11,040)       8,158       29,988      (21,830)
Management fees to general partner       (10,141)      (4,277)      (5,864)     (22,782)     (29,824)       7,042
Direct services from general partner     (16,709)     (13,020)      (3,689)     (35,458)     (41,478)       6,020
General and administrative              (152,353)     (57,045)     (95,308)    (371,063)    (100,820)    (270,243)
Provision for losses                     (25,000)     (25,000)        --       (100,000)     (75,000)     (25,000)
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income                           $(100,609)   $ 167,730    $(268,339)   $(226,271)   $ 315,380    $(541,651)
                                       =========    =========    =========    =========    =========    =========

Leasing Margin

Leasing margin consists of the following:

                                                 Three Months Ended           Six Months Ended
                                                       June 30,                   June 30,
                                               -----------------------     -----------------------
                                                  2001          2000          2000          2001
                                               -----------------------     -----------------------
Operating lease rentals                        $ 231,697     $ 373,945     $ 563,326     $ 897,712

Direct finance lease income                       19,550        36,989        44,257        70,284
Depreciation                                    (179,873)     (252,218)     (423,770)     (625,873)
Interest expense on discounted lease rentals      (1,635)      (30,289)       (9,426)      (68,467)
                                               ---------     ---------     ---------     ---------

   Leasing margin                              $  69,739     $ 128,427     $ 174,387     $ 273,656
                                               =========     =========     =========     =========

   Leasing margin ratio                               28%           31%           29%           28%
                                                      ==            ==            ==            ==

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 due to portfolio runoff. The Partnership is currently in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties).

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                            Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
                          ----------------------    ----------------------
                             2001         2000         2001         2000
                             ----         ----         ----         ----
Equipment sales revenue   $ 285,804    $ 384,060    $ 614,313    $ 698,171
Cost of equipment sales    (254,802)    (259,308)    (493,826)    (439,313)
                          ---------    ---------    ---------    ---------
Equipment sales margin    $  31,002    $ 124,752    $ 120,487    $ 258,858
                          =========    =========    =========    =========

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Expenses

Management fees paid to and direct services from the General Partner decreased for the six months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected. Management fees paid to and direct services from the General Partner remained relatively the same for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

General and administrative expenses increased for the three and six months ended June 30, 2001 compared to the three and six months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses recorded during the three months ended June 30, 2001 related primarily to lessees returning equipment to the Partnership.

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

During the six months ended June 30, 2001, the Partnership declared distributions to the partners of $159,800. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the Partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 12%). Therefore, because of the decrease in distributions to the Class A limited partners during the six months ended June 30, 2001, Mishawaka Leasing Company, Inc., the sole Class B limited partner, did not receive any distributions of cash from operations.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
 1995
-----------------------------------------------------------------------------

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAPITAL PREFERRED YIELD FUND-II, L.P.

                                           By:  CAI Equipment Leasing III Corp.


Dated:    August 28, 2001                       By:  /s/Susan M. Landi
                                                ----------------------
                                                     Susan M. Landi
                                                     Senior Accounting Officer

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CAPITAL PREFERRED YIELD FUND-II, L.P.

                                           By:  CAI Equipment Leasing III Corp.


Dated:    August 28, 2001                       By:
                                                Susan M. Landi
                                                Senior Accounting Officer