Form 10-Q
period 2001-09-30
CAPITAL PREFERRED YIELD FUND II L P
filed 2001-11-14
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________________


Commission file number _______________0-21382


                      Capital Preferred Yield Fund-II, L.P.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          84-1184628
-----------------------                     ------------------------------------
(State of organization)                      I.R.S. Employer Identification No.)

        2750 South Wadsworth Blvd., C-200
               Denver, Colorado                                      80227
------------------------------------------                       ------------
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

                        Exhibit Index appears on Page 13

                               Page 1 of 14 Pages

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          Quarterly Report on Form 10-Q
                              for the Quarter Ended
                               September 30, 2001


                                Table of Contents
                                -----------------

PART I.  FINANCIAL INFORMATION                                           PAGE
                                                                        ----

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - September 30, 2001 and December 31, 2000     3

            Statements of Income - Three and Nine Months Ended
            September 30, 2001 and 2000                                   4

            Statements of Cash Flows - Nine Months Ended
            September 30, 2001 and 2000                                   5

            Notes to Financial Statements                                 6-7

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8-12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                             13

   Item 6.  Exhibits and Reports on Form 8-K                              13

            Exhibit Index                                                 14

            Signature                                                     15

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                           September 30,    December 31,
                                                               2001             2000
                                                           ------------      -----------
                                                            (Unaudited)

Cash and cash equivalents                                   $1,997,034       $  758,682
Accounts receivable                                             24,762          119,034
Equipment held for sale or re-lease                              4,324           74,996
Net investment in direct finance leases                          3,380        1,246,976
Leased equipment, net                                          479,495        1,996,693
                                                            ----------       ----------

Total assets                                                $2,508,995       $4,196,381
                                                            ==========       ==========
                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Accounts payable and accrued liabilities               $  336,105       $1,091,170
     Payables to affiliates                                     31,668           82,588
     Rents received in advance                                    --             57,169
     Distributions payable to partners                            --            178,815
     Discounted lease rentals                                   60,439          763,794
                                                            ----------       ----------

Total liabilities                                              428,212        2,173,536
                                                            ----------       ----------

Partners' capital:
     General partner                                              --               --
     Limited partners:
         Class A                                             1,897,270        1,841,515
         Class B                                               183,513          181,330
                                                            ----------       ----------

Total partners' capital                                      2,080,783        2,022,845
                                                            ----------       ----------

Total liabilities and partners' capital                     $2,508,995       $4,196,381
                                                            ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                      September 30,               September 30,
                                                   -----------------------   -----------------------
                                                       2001         2000        2000         2001
                                                   -----------------------   -----------------------

Revenue:
  Operating lease rentals                          $  228,840   $  548,211   $  792,166   $1,445,923
  Direct finance lease income                           4,127       33,920       48,384      104,204
  Equipment sales margin                              352,476       34,570      472,963      293,428
  Interest income                                      13,774       10,690       21,932       40,678
                                                   ----------   ----------   ----------   -----------

Total revenue                                         599,217      627,391    1,335,445    1,884,233
                                                   ----------   ----------   ----------   -----------
Expenses:
  Depreciation                                         62,353      320,096      486,123      945,969
  Management fees to general partner                    4,700       16,369       27,482       46,193
  Direct services from general partner                 23,589        5,675       59,047       47,153
  General and administrative                           63,045       37,712      434,108      138,532
  Interest on discounted lease rentals                  1,522       23,784       10,946       92,251
  Provision for losses                                   --        150,000      100,000      225,000
                                                   ----------   ----------   ----------   -----------

Total expenses                                        155,209      553,636    1,117,706    1,495,098
                                                   ----------   ----------   ----------   -----------

Net income (loss)                                  $  444,008   $   73,755      217,739   $  389,135
                                                   ==========   ==========   ==========   ===========

Net income (loss) allocated:
  To the general partner                           $     --     $    4,175   $    1,599   $   25,030
  To the Class A limited partners                     439,531       68,875      213,958      360,412
  To the Class B limited partner                        4,477          705        2,182        3,693
                                                   ----------   ----------   ----------   -----------

                                                   $  444,008   $  73,755    $  217,739   $  389,135
                                                   ==========   ==========   ==========   ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $     3.29   $    . 52    $    1.60    $     2.70
                                                   ==========   ==========   ==========   ===========

  Weighted average Class A limited
    partner units outstanding                         133,418      133,418      133,418      133,418
                                                   ==========   ==========   ==========   ===========

The accompanying notes are an integral part of these financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       --------------------------
                                                           2001           2000
                                                       -----------    -----------

Net cash provided by operating activities              $ 2,106,904    $ 3,004,638
                                                       -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals       (529,936)    (1,212,358)
     Distributions to partners                            (338,616)    (2,338,000)
                                                       -----------    -----------

Net cash used in financing activities                     (868,552)    (3,550,358)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents     1,238,352       (545,720)

Cash and cash equivalents at beginning of period           758,682      1,345,288
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,997,034    $   799,568
                                                       ===========    ===========



Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals         $    10,946    $    92,251

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

     Recently Issued Financial Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                             (Unaudited), continued

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 2001, management fees of $2,425 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 2001, direct services from the General Partner in the amount of $20,595 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At September 30, 2001, administrative expenses in the amount of $8,648 are included in payables to affiliates.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                    Three Months Ended                           Nine Months Ended
                                                     September 30,                                  September 30,
                                                     -------------                                  -------------
                                           2001           2000           Change         2001            2000           Change
                                           ----           ----           ------         ----            ----           ------

Leasing margin                         $   169,092    $   238,251    $   (69,159)   $   343,481    $   511,907    $  (168,426)
Equipment sales margin                     352,476         34,570        317,906        472,963        293,428        179,535
Interest income                             13,774         10,690          3,084         21,932         40,678        (18,746)
Management fees to general partner          (4,700)       (16,369)        11,669        (27,482)       (46,193)        18,711
Direct services from general partner       (23,589)        (5,675)       (17,914)       (59,047)       (47,153)       (11,894)
General and administrative                 (63,045)       (37,712)       (25,333)      (434,108)      (138,532)      (295,576)
Provision for losses                          --         (150,000)       150,000       (100,000)      (225,000)       125,000
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   444,008    $    73,755    $ 3,705,253    $   217,739    $   389,135    $  (171,396)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                    Three Months Ended               Nine Months Ended
                                                     Three Months Ended              Six Months Ended
                                                       September 30,                   September 30,
                                                       -------------                   -------------
                                                   2001             2000           2001            2000
                                                   ----             ----           ----            ----

Operating lease rentals                        $   228,840     $   548,211     $   792,166     $ 1,445,923

Direct finance lease income                          4,127          33,920          48,384         104,204
Depreciation                                       (62,353)       (320,096)       (486,123)       (945,969)
Interest expense on discounted lease rentals        (1,522)        (23,784)        (10,946)        (92,251)
                                               -----------     -----------     -----------     -----------

   Leasing margin                              $   169,092     $   238,251     $   343,481     $   511,907
                                               ===========     ===========     ===========     ===========

Leasing margin ratio                                    73%             41%             41%             33%
                                                        ==              ==              ==              ==

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All components of leasing margin decreased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 due to portfolio runoff. The Partnership is currently in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to the original lessee or to third parties).

Leasing margin ratio varies due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principal is repaid. Leasing margin ratio increased for the three and nine months ended September 30, 2001 compared to the same period of 2000 primarily due to a combination of the increase in operating lease rentals that were received after lease maturity and the decrease in interest expense on discounted lease rentals.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                              Three Months Ended            Nine Months Ended
                                  September 30,                September 30,
                          --------------------------    --------------------------
                              2001           2000           2001           2000
                          -----------    -----------    -----------    -----------
Equipment sales revenue   $ 2,156,315    $    13,995    $ 2,770,628    $ 1,112,165
Cost of equipment sales    (1,803,839)      (379,425)    (2,297,665)      (818,737)
                          -----------    -----------    -----------    -----------
Equipment sales margin    $   352,476    $    34,570    $   472,963    $   293,428
                          ===========    ===========    ===========    ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale and varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment. The Partnership has substantially sold most of its equipment to third parties during the three months ended September 30, 2001.

Interest Income

Interest income varies based on the amount of cash available for investment, pending distribution to partners, and the interest rate on such invested cash.

---------------------

Expenses

Management fees paid to the General Partner decreased for the three and nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

Direct Services from the General Partner increased for the three and nine months ended September 30, 2001 compared to the corresponding period in 2000 primarily due to an increase in costs associated with the liquidation of the Partnership's portfolio.

General and administrative expenses increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses recorded during the nine months ended September 30, 2001 related primarily to changes in the estimated unguaranteed residual values on direct financing and operating leases.

Liquidity and Capital Resources
-------------------------------

The Partnership has sold substantially all of the equipment within its portfolio. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distributions to the partners.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------

During the nine months ended September 30, 2001, the Partnership declared distributions to the partners of $159,800. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or both. The portion of each partners' cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the Partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the partnership.

Distributions during the liquidation phase will vary based upon cash availability. Management expects to make a final distribution during the fourth quarter of 2001. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 12%). Therefore, because of the decrease in distributions to the Class A limited partners during the nine months ended September 30, 2001, Mishawaka Leasing Company, Inc., the sole Class B limited partner, did not receive any distributions of cash from operations.

New Accounting Pronouncements
-----------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity and Capital Resources, continued
-------------------------------

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
--------------------------------------------------------------------------------

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                      By:      CAI Equipment Leasing III Corp.


Dated: November 14, 2001              By:      /s/Susan M. Landi
                                               -------------------------------
                                               Susan M. Landi
                                               Senior Accounting Officer

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


                                        CAPITAL PREFERRED YIELD FUND-II, L.P.

                                        By:      CAI Equipment Leasing III Corp.


Dated: November 14, 2001                By:

                                                 Susan M. Landi
                                                 Senior Accounting Officer