Form 10-K
period 2001-12-31
CAPITAL PREFERRED YIELD FUND II L P
filed 2002-04-03
CIK 881295

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

                        Exhibit Index Appears on Page 30

                               Page 1 of 31 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-II, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 19, 1991 for the purpose of owning and leasing equipment. CAI Equipment Leasing III Corp. ("CAIEL-III"), a Colorado corporation, is the general partner of the Partnership. CAIEL-III was a wholly owned subsidiary of Capital Associates, Inc. ("CAI") until September 12, 2000, the date it was purchased in its entirety by Mishawaka Leasing Company, Inc. ("MLC"). CAI discontinued its operations on December 15, 2000 and filed Chapter 11 Bankruptcy on October 15, 2001.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership prior to September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $330,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. MLC became the Class B limited partner as of September 12, 2000.

The Partnership has no employees. Prior to September 12, 2000, the Partnership relied upon the services of CAII for origination of leases, administrative and accounting services, and remarketing of leases and equipment, among other services. Since September 12, 2000, the general partner has contracted with MLC to provide the above services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally consisted of transportation and industrial equipment, computer equipment, office furniture and medical equipment, among others. The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 1997. During the liquidation stage, purchases of equipment ceased (other than for prior commitments and equipment upgrades). The Partnership was required to dissolve and distribute all of its assets no later than December 31, 2009.

During 2001, the Partnership liquidated all of its net assets and distributed the related proceeds to the partners. In December 2001, the Partnership made a final distribution to its Class A limited partners and distributed assets equal to the estimated settlement value of all remaining liabilities to the general partner. It is the intent of the general partner to settle all such liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. The Partnership ceased operations December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.


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

(b) As of December 31, 2001, the date the Partnership ceased operations, the number of Class A limited partners was 1722.

(c)     Distributions
        -------------

        During 2001, the Partnership made four (4) distributions (a portion of which constituted a return of capital) to Class A limited partners, as follows:

                                                   Distributions Per
                                                     $250 Class A
                                                  Limited Partner Unit
    For the                Payment                   (computed on               Total
  Month Ended              Made During             weighted average)        Distributions
  -----------              -----------             -----------------        -------------

December 31, 2000         January 2001                $  1.31               $   174,240
January 31, 2001          February 2001                  0.23                    30,690
February 28, 2001         March 2001                     0.96                   127,512
December 30, 2001         December 2001                 12.63                 1,685,587
                                                      -------               -----------
                                                      $ 15.13               $ 2,018,029
                                                      =======               ===========

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         ------------------

(c)      Distributions, continued
         -------------

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

         Distributions to the general partner and the Class B limited partner during 2001 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The Partnership declared a final distribution in December 2001. In calculating the amount of such distribution, the general partner considered the current as well as contingent liabilities incidental to the liquidation of the Partnership.

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

Item 5.  Market for the Partnership's Common Equity and Related Stockholder
         ------------------------------------------------------------------
         Matters, continued
         --------

(c)      Distributions, continued
         --------------

                           Distribution Amount          Distribution % per
                            per $250 Class A               $250 Class A
                           Limited Partner Unit        Limited Partner Unit
       Payment                (computed on                (computed on
     Made During           weighted average)           weighted average) (1)
     -----------           -----------------           ---------------------

         1992                 $ 15.00                          12%
         1993                   30.00                          12%
         1994                   30.00                          12%
         1995                   30.00                          12%
         1996                   30.00                          12%
         1997                   35.45                          14%
         1998                   48.15                          19%
         1999                   26.71                          11%
         2000                   20.66                           8%
         2001                   15.13                           6%
                              -------
                              $281.10
                              =======

         (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements began July 1992.


Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1997 through 2001 and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                            Years Ended December 31,
                                                   ---------------------------------------------------------------------
                                                       2001           2000           1999          1998          1997
                                                       ----           ----           ----          ----          ----
Total revenue                                      $ 1,473,696    $ 2,172,896    $ 4,668,842   $ 7,578,793   $10,309,337
Net income (loss)                                      134,697       (100,952)       408,915     1,035,755     1,456,778
Net income  (loss) per weighted  average Class
Alimited partner unit outstanding                        (1.33)         (0.97)          2.80          7.19         10.40
Total assets                                              --        4,196,381      8,593,113    14,344,900    25,032,730
Discounted and financed operating
  lease rentals                                           --          763,794      2,321,818     4,612,151    10,218,917
Distributions declared to partners                   1,845,387      2,960,500      3,099,217     6,537,374     4,995,930
Distributions declared per monthly weighted
   average Class A limited partner unit                  13.82          21.97          22.97         48.18         36.69

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

I.        Results of Operations
          ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statements categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                              Years Ended December 31,               Years Ended December 31,
                                       -----------------------------------    ------------------------------------

                                          2001         2000        Change        2000         1999         Change
                                          ----         ----        ------        ----         ----         ------
Leasing margin                         $ 400,254    $ 550,991    $(150,737)   $ 550,991    $ 986,528    $(435,537)
Equipment sales margin                   473,462      293,428      180,034      293,428      480,241     (186,813)
Liquidation                              265,242         --        265,242         --           --           --
Interest income                           32,816       51,701      (18,885)      51,701       30,932       20,769
Management fees paid to general
  partner                                (29,603)     (61,544)      31,941      (61,544)    (103,977)      42,433
Direct services from general partner     (69,277)     (51,942)     (17,335)     (51,942)     (90,393)      38,451
General and administrative              (431,792)    (233,286)    (198,506)    (233,286)    (183,548)     (49,738)
Provision for losses                    (241,163)    (650,300)     409,137     (650,300)    (710,868)      60,568
                                       ---------    ---------    ---------    ---------    ---------    ---------
 Net income(loss)                      $ 399,939    $(100,952)   $ 500,891    $(100,952)   $ 408,915    $(509,867)
                                       =========    =========    =========    =========    =========    =========

The Partnership has liquidated, as defined in the Partnership Agreement. Initial leases have expired and all remaining equipment has been sold. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue declined.

Leasing Margin

Leasing margin consists of the following:

                                                          Years Ended December 31,
                                                          ------------------------
                                                    2001           2000            1999
                                                    ----           ----            ----

Operating lease rentals                        $   919,034     $ 1,701,438     $ 3,924,612
Direct finance lease income                         48,384         126,329         233,057
Depreciation                                      (556,217)     (1,167,438)     (2,919,980)
Interest expense on discounted lease rentals       (10,947)       (109,338)       (251,161)
                                               -----------     -----------     -----------
     Leasing margin                            $   400,254     $   550,991     $   986,528
                                               ===========     ===========     ===========

     Leasing margin ratio                               41%             30%             24%
                                                        ==              ==              ==

As previously stated, the Partnership has liquidated, as defined in the Partnership Agreement. Initial leases have expired and all remaining equipment has been sold. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue declined.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         --------------


I.   Results of Operations, continued
     ---------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                    Years Ended December 31,
                          ------------------------------------------

                              2001            2000          1999
                              ----            ----          ----
Equipment sales revenue   $ 3,037,912    $ 1,112,166    $ 2,114,523
Cost of equipment sales    (2,564,450)      (818,738)    (1,634,282)
                          -----------    -----------    -----------
Equipment sales margin    $   473,462    $   293,428    $   480,241
                          ===========    ===========    ===========

The Partnership ceased operations as of December 31, 2001. All remaining equipment was sold to the original lessee or to third parties.

Liquidation

The Partnership liquidated (as defined in the Partnership Agreement) and a final distribution was issued in December 2001. When calculating the amount of the final distribution, the Partnership distributed assets to the general partner representing the estimated settlement value of all remaining Partnership liabilities. Since the general partner assumed the obligation for these liabilities, the Liquidation amount in the accompanying Statements of Income represents the net liabilities assumed by the general partner that were accrued on the Partnership's books prior to its liquidation.

Interest Income

Interest income varies based on the amount of cash available for investment (pending distribution) and the interest rate on such invested cash.

Expenses

Management fees paid to general partner decreased due to portfolio run-off.

Direct services from the general partner increased in 2001 compared to 2000 primarily due to activities related to converting the Partnership's assets from the CAI computer systems to the MLC computer systems. Direct services from the general partner decreased in 2000 compared to 1999 primarily due to portfolio runoff.

General and administrative expenses increased in 2001 compared to 2000 primarily due to insurance and audit costs, and consulting costs related to converting the Partnership's assets from the CAII computer systems to the MLC computer systems.

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

The provision for losses recorded during 2001 related to declines in the net realizable value of equipment either sold to lessees or returned to the Partnership, and subsequently sold. The fair market value of this equipment was lower than anticipated.

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

The provision for losses recorded during 1999 related to the following:

* $79,000 related to declines in the net realizable value of off-lease forklifts

o $456,868 related primarily to lessees returning certain semiconductor, manufacturing and mining equipment to the Partnership. The Partnership had previously expected to realize the carrying value of that equipment through lease renewals and proceeds from the sale of the equipment to the original lessees. The fair market value of the equipment re-leases or sold to third parties was less than anticipated.

o $175,000 related to declines in the realizable value of on-lease computer and manufacturing equipment.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         --------------

II. Liquidity and Capital Resources
    -------------------------------

During 2001, 2000 and 1999, the Partnership declared distributions to the partners of $1,845,387, $2,960,500, and $3,099,217, respectively. A substantial portion of such distributions constituted a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized at the termination of the Partnership.

The Partnership liquidated (as defined in the Partnership Agreement) and a final distribution was issued in December 2001. When calculating the amount of the final distribution, the Partnership distributed $577,397 to the general partner representing the estimated settlement value of all remaining Partnership liabilities. It is the intent of the general partner to settle all such liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. The Partnership ceased operations December 31, 2001.

III. New Accounting Pronouncements
     -----------------------------

The Partnership ceased operations as of December 31, 2001. Therefore, new accounting pronouncements with an effective date subsequent to December 31, 2001 will not affect the Partnership.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Partnership ceased operations as of December 31, 2001. Consequently, the Partnership has no market risk exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

           Index to Financial Statements and
           Financial Statement Schedule

                                                                         Page
           Financial Statements                                         Number
           --------------------                                         ------

                  Independent Auditors' Report                            11

                  Balance Sheets as of December 31, 2001 and 2000         12

                  Statements of Income for the years ended
                    December 31, 2001, 2000 and 1999                      13

                  Statements of Partners' Capital for the years ended
                    December 31, 2001, 2000 and 1999                      14

                  Statements of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999                      15

                  Notes to Financial Statements                           16-24



          Financial Statement Schedule
          ----------------------------

                  Independent Auditors' Report                            25

                  Schedule II - Valuation and Qualifying Accounts         26

                          Independent Auditor's Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-II, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 2001 and 2000, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Partnership has liquidated and ceased operations as of December 31, 2001, whereby all remaining cash has been distributed to both the Class A limited partners and the general partner.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-II, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/KPMG LLP
                                   -----------
                                   KPMG LLP



Denver, Colorado
March 22, 2002

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                                 BALANCE SHEETS
                           December 31, 2001 and 2000

                                     ASSETS

                                                                           2001        2000
                                                                           ----        ----

Cash and cash equivalents                                               $   --     $  758,682
Accounts receivable, net                                                    --        119,034
Equipment held for sale                                                     --         74,996
Net investment in direct finance leases                                     --      1,246,976
Leased equipment, net                                                       --      1,996,693
                                                                        ------     ----------

          Total assets                                                  $   --     $4,196,381
                                                                        ======     ==========
                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
     Accounts payable and accrued liabilities                           $   --     $1,091,170
     Payable to affiliates                                                  --         82,588
     Rents received in advance                                              --         57,169
     Distributions payable to partners                                      --        178,815
     Discounted lease rentals                                               --        763,794
                                                                        ------     ----------
          Total liabilities                                                 --      2,173,536
                                                                        ------     ----------
Partners' capital:
     General partner                                                        --           --
     Limited partners:
          Class A 260,000 units authorized; 133,418 and 133,418 units
               issued and outstanding in 2001 and 2000, respectively        --      1,841,515
          Class B                                                           --        181,330
                                                                        ------     ----------
     Total partners' capital                                                --      2,022,845
                                                                        ------     ----------
     Total liabilities and partners' capital                            $   --     $4,196,381
                                                                        ======     ==========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999

                                                    2001           2000           1999
                                                    ----           ----           ----
Revenue:
     Operating lease rentals                   $   919,034    $ 1,701,438    $ 3,924,612
     Direct finance lease income                    48,384        126,329        233,057
     Equipment sales margin                        473,462        293,428        480,241
     Liquidation                                   265,242           --             --
     Interest income                                32,816         51,701         30,932
                                               -----------    -----------    -----------

          Total revenue                          1,738,938      2,172,896      4,668,842
                                               -----------    -----------    -----------

Expenses:
     Depreciation                                  556,217      1,167,438      2,919,980
     Interest on discounted lease rentals           10,947        109,338        251,161
     Management fees paid to general partner        29,603         61,544        103,977
     Direct services from general partner           69,277         51,942         90,393
     General and administrative                    431,792        233,286        183,548
     Provision for losses                          241,163        650,300        710,868

          Total expenses                         1,338,999      2,273,848      4,259,927
                                               -----------    -----------    -----------

Net income (loss)                              $   399,939    $  (100,952)   $   408,915
                                               ===========    ===========    ===========

Net income (loss) allocated:
     To the general partner                    $   578,995    $    29,605    $    30,994
     To the Class A limited partners              (177,265)      (129,304)       374,059
     To the Class B limited partner                 (1,791)        (1,253)         3,862
                                               -----------    -----------    -----------

                                               $   399,939    $  (100,952)   $   408,915
                                               ===========    ===========    ===========

Net income (loss) per weighted average Class
     A limited partner unit outstanding        $     (1.33)   $     (0.97)   $      2.80
                                               ===========    ===========    ===========

Weighted average Class A limited partner
     units outstanding                             133,418        133,418        133,425
                                               ===========    ===========    ===========

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 2001, 2000 and 1999

                                                          Class A
                                                          Limited      Class A         Class B
                                          General         Partner      Limited         Limited
                                          Partner          Units       Partners        Partner        Total
                                          -------          -----       --------        -------        -----

Partners' capital, January 1, 1999     $      --          133,518    $ 7,601,001    $   181,746    $ 7,782,747

Redemptions                                   --             (100)        (8,148)          --           (8,148)
Net income                                  30,994           --          374,059          3,862        408,915
Distributions declared to partners         (30,994)          --       (3,065,198)        (3,025)    (3,099,217)
                                       -----------        -------    -----------    -----------    -----------

Partners' capital, December 31, 1999          --          133,418      4,901,714        182,583      5,094,297

Net income (loss)                           29,605           --         (129,304)        (1,253)      (100,952)
Distributions declared to partners         (29,605)          --       (2,930,895)          --       (2,960,500)
                                       -----------        -------    -----------    -----------    -----------

Partners' capital, December 31, 2000          --          133,418      1,841,515        181,330      2,022,845

Net income                                 578,995           --         (177,265)        (1,791)       399,939
Transfer adjustments                          --             --          179,539       (179,539)          --
Distributions declared to partners        (578,995)          --       (1,843,789)          --       (2,422,784)
                                       -----------        -------    -----------    -----------    -----------


Partners' capital, December 31, 2001   $      --          133,418    $      --      $      --      $      --
                                       ==========         =======    ===========    ===========    ============

                 See accompanying notes to financial statements.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999

                                                                          2001           2000           1999
                                                                          ----           ----           ----
Cash flows from operating activities:
     Net income (Loss)                                               $   399,939    $  (100,952)   $   408,915
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation                                                    556,217      1,167,438      2,919,980
         Provision for losses                                            241,163        650,300        710,868
         Gain on liquidation                                            (265,242)          --             --
         Cost of equipment sales                                       2,564,450        818,738      1,634,282
         Recovery of investment in direct finance leases                 222,077        747,466        874,706
         Purchases of equipment on operating leases from affiliate          --             --           (3,364)
         Changes in assets and liabilities:
           Decrease in accounts receivable, net                          119,034        426,184        419,322
           Increase (decrease) in payables to affiliates                 (82,588)        69,933       (233,073)
           Decrease in accounts payable and accrued liabilities       (1,091,170)       (79,870)      (163,384)
           Increase (decrease) in rents received in advance              (57,169)        55,866       (104,029)
                                                                     -----------    -----------    -----------
     Net cash provided by operating activities                         2,606,711      3,755,103      6,464,223
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
     Principal payments on discounted lease rentals                     (763,794)    (1,558,024)    (2,290,333)
     Distributions to partners                                        (2,601,599)    (2,783,685)    (3,605,321)
     Redemptions of Class A limited partner units                           --             --           (8,148)
                                                                     -----------    -----------    -----------
     Net cash used in financing activities                            (3,365,393)    (4,341,709)    (5,903,802)
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                    (758,682)      (586,606)       560,421
Cash and cash equivalents at beginning of year                           758,682      1,345,288        784,867
                                                                     -----------    -----------    -----------
Cash and cash equivalents at end of year                             $      --      $   758,682    $ 1,345,288
                                                                     ===========    ===========    ===========
Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                       $    10,947    $   109,338    $   251,161

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

     Mishawaka Leasing Company, Inc. is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment; in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. The Class B limited partner contributed $330,000 to the Partnership. The Class B limited partner has no remaining obligation to contribute cash to the Partnership.

     During 2001, the Partnership liquidated and sold all remaining equipment. A final distribution was declared in accordance with the liquidation provisions of the Partnership Agreement. During December 2001, the Partnership made a final distribution to its Class A limited partners and distributed assets equal to the estimated settlement value of all remaining liabilities to the general partner. It is the intent of the general partner to settle all such liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. The Partnership ceased operation as of December 31, 2001.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

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

     Recently Issued Financial Accounting Standards

     The Partnership ceased operations as of December 31, 2001. Therefore, new accounting pronouncements with an effective date subsequent to December 31, 2001 will not affect the Partnership.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued

     Long-Lived Assets

     The Partnership accounts for long-lived assets under the provisions of Statements of Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating lease and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate discount rate.

     Lease Accounting

     Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a non-recourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

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

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Equipment on Operating Leases ("OLs")

     The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin, before interest expense, are recorded on a straight-line basis, and interest expense on discounted lease rentals is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

     Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $754,000 at December 31, 2000 are comprised of investments in a money market fund that invests solely in U.S. Government securities having maturities of 90 days or less.

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

2.   Net Investment in Direct Finance Leases

     The components of net investment in direct finance leases as of December 31, 2000 were:

                                                           2000
                                                           ----

      Minimum lease payments receivable              $   420,708
      Estimated residual values                          879,576
      Less unearned income                               (53,308)
                                                     -----------

                                                     $ 1,246,976
                                                     ===========

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued

3.    Leased Equipment
      ----------------

      The Partnership's investments in equipment on operating leases by major classes as of December 31, 2000 were:

                                                             2000
                                                             ----
      Transportation and industrial equipment          $   6,322,388
      Computers and peripherals                               63,167
      Office furniture and equipment                         424,896
                                                       -------------
                                                           6,810,451
      Less:
         Accumulated depreciation                         (4,813,758)
                                                       -------------
                                                       $   1,996,693
                                                       =============


      Depreciation expense for 2001, 2000 and 1999 was $556,217, $1,167,438 and
      $2,919,980, respectively.

4.    Transactions With the General Partner and Affiliates
      ----------------------------------------------------

      Management Fees Paid to General Partner
      ---------------------------------------

      The general partner earns management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $30,000, $62,000 and $104,000 of management fees during 2001, 2000 and 1999, respectively.

      Direct Services from General Partner
      ------------------------------------

      The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $69,000, $52,000 and $90,000 of direct services from the general partner during 2001, 2000 and 1999, respectively.

      Equipment Purchases
      -------------------

      The equipment purchase in 1999 represented an upgrade to an existing lease

      Payables to Affiliates
      ----------------------

      Payables to affiliates for December 31, 2000 consist of $5,094 for management fees to the general partner and $77,494 for general and administrative expenses.

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued

5.    Tax Information, (unaudited)
      ---------------

      The following reconciles net income for financial reporting purposes to the income (loss) for federal income tax purposes for the years ended December 31,:

                                                          2001          2000           1999
                                                          ----          ----           ----
Net income (loss) per financial statements           $   134,697   $  (100,952)   $   408,915
Differences due to:
  Direct finance leases                                  558,304       754,121        871,084
  Depreciation                                           203,219      (453,768)       (72,828)
  Provision for losses                                   241,163       650,300        710,868
  Gain/loss on sale of assets                            685,603       207,893         (6,743)
  Other                                                   14,844       (40,395)       (64,350)
                                                     -----------   -----------    -----------
Partnership income for federal income tax purposes   $ 1,837,830   $ 1,017,289    $ 1,846,946
                                                     ===========   ===========    ===========

      The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the years ended December 31,:

                                                    2001          2000            1999
                                                    ----          ----            ----

Partners' capital per financial statements          $ --     $  2,022,845    $  5,084,297
Differences due to:
   Commissions and offering costs                     --        4,868,944       4,868,944
Direct finance leases                                 --        7,375,057       6,620,936
   Depreciation                                       --      (12,841,505)    (12,387,737)
   Provision for losses                               --        1,871,168       1,220,868
  Gain/loss on sale of assets                         --          207,983          (6,743)
  Other                                               --        1,694,429       1,694,567
                                                    -----    ------------    ------------
Partners' capital for federal income tax purposes   $ --     $  5,151,421    $  7,095,132
                                                    =====    ============    ============

                      CAPITAL PREFERRED YIELD FUND-II, L.P.
                    NOTES TO FINANCIAL STATEMENTS, Continued


  6.  Concentration of Credit Risk
      ----------------------------

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

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-II, L.P.:

Under date of March 22, 2002, we reported on the balance sheets of Capital Preferred Yield Fund-II, L.P. as of December 31, 2001 and 2000, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the Partnership's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   /s/KPMG LLP
                                   -----------
                                    KPMG LLP

Denver, Colorado
March 22, 2002

                      CAPITAL PREFERRED YIELD FUND-II, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 2001, 2000 and 1999

      COLUMN A                COLUMN B           COLUMN C            COLUMN D             COLUMN E
---------------------        -----------         ---------         --------------         --------
                              Balance at         Additions                                Balance
                              Beginning         Charged to                                at End
Classification                 of Year           Expenses          Deductions (1)         of Year
--------------               -----------        ----------         --------------         --------

       2001
       ----
Allowance for losses:
  Accounts receivable        $ 25,000            $  -             $ (25,000)            $   -

       2000
       ----
Allowance for losses:
  Accounts receivable        $ 25,000            $  -             $    -                $ 25,000

       1999
       ----
Allowance for losses:
  Accounts receivable        $ 25,000            $  -             $    -                $ 25,000


1) Principally charge-offs of assets against the established allowances.



                  See accompanying independent auditors' report

Item 9.  Disagreements on Accounting and Financial Disclosures
         ------------------------------------------------------

None

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing III Corporation

              Name                     Positions Held
              ----                     --------------

         John F. Olmstead           President and Director

John F. Olmstead, age 58, is President of Mishawaka Leasing Co. since its formation in September 2000. He was Senior Vice President of CAI from December 1998 until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions", for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2001.

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

         General partner
         ---------------

         CAI Equipment Leasing III Corp.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

         Class B Limited Partner

         Mishawaka Leasing Company, Inc.
         2750 South Wadsworth
         C-200
         Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2001.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2001:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $30,000 for 2001.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $69,000 during 2001.

General partner Distributions
-----------------------------

The general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $578,995 and $1,548, respectively, for 2001. Net income allocated to the Class B limited partner totaled $1,351 for 2001.

The Partnership liquidated (as defined in the Partnership Agreement) and a final distribution was issued in December 2001. When calculating the amount of the final distribution, the Partnership distributed assets equal to the estimated settlement value of all remaining liabilities to the general partner. It is the intent of the general partner to settle all such liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. The Partnership ceased operations as of December 31, 2001.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)   The following documents are filed as part of this Report:

         1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

        (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

Dated: April 1, 2002                Capital Preferred Yield Fund-II, L.P.

                                    By: CAI Equipment Leasing III Corporation

                                    By:
                                        Joseph F. Bukofski
                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 1, 2002.

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

Dated: April 1, 2002                Capital Preferred Yield Fund-II, L.P.

                                    By: CAI Equipment Leasing III Corporation

                                    By: /s/Joseph F. Bukofski
                                        ---------------------
                                        Joseph F. Bukofski
                                        Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 1 2002.

Signature                                  Title
---------                                  -----


/s/John F. Olmstead
-------------------
John F. Olmstead                    President and Director